Form 10-Q
period 1995-04-30
MAVERICK RESTAURANT CORP
filed 1995-05-30
CIK 727089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended April 30, 1995

                                       OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    --------------
Commission file number 0-12145


                         MAVERICK RESTAURANT CORPORATION
              Exact name of registrant as specified in its charter)

            Kansas                                48-0936946
  (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)             Identification No.)


                                    Suite 200
                               302 North Rock Road
                             Wichita, Kansas  67206
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (316) 685-8281
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No     .
   -----   -----
     As of April 30, 1995, 6,081,458 shares of common stock $.01 par value were outstanding.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MAVERICK RESTAURANT CORPORATION
                              BALANCE SHEETS
                                (Unaudited)

                                    ASSETS                       APRIL 30,      JANUARY 31,
                                                                 -----------    ------------
                                                                    1995           1995
                                                                 -----------    ------------
Current assets:
   Cash and cash equivalents                                    $  825,371        $  801,429
   Accounts receivable - trade                                      45,220            30,082
   Inventories                                                     103,089           111,469
   Prepaid expenses                                                 51,178            66,899
                                                                ----------        ----------
      Total current assets                                       1,024,858         1,009,879
                                                                ----------        ----------

Property and equipment:
   Land                                                            168,800           168,800
   Buildings                                                       211,200           211,200
   Leasehold improvements                                          919,613           881,837
   Equipment and fixtures                                        3,067,728         3,044,027
   Leased property under capital lease                           1,832,176         1,832,176
                                                                ----------        ----------
                                                                 6,199,517         6,138,040
   Less: accumulated depreciation and amortization               2,897,157         2,795,658
                                                                ----------        ----------
                                                                 3,302,360         3,342,382
                                                                ----------        ----------
Other assets:
   Cost in excess of net tangible assets of purchased
    business, net of amortization of $378,929 and $367,892         242,573           253,610
   License fees, net of amortization of $60,636 and $58,983         84,427            86,080
   Deposits                                                          6,684             6,624
                                                                ----------        ----------
                                                                   333,684           346,314
                                                                ----------        ----------

                                                                $4,660,902        $4,698,575
                                                                ----------        ----------
                                                                ----------        ----------

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                            $  129,910        $  128,727
   Current portion of obligation under capital lease                56,580            56,637
   Accounts payable                                                339,503           396,534
   Accrued payroll                                                  87,689           113,306
   Other accrued liabilities                                       172,787           205,787
                                                                ----------        ----------
      Total current liabilities                                    786,469           900,991
                                                                ----------        ----------

Long-term debt, less current portion                               323,548           355,062
Obligation under capital lease, less current portion             1,506,456         1,520,544
Deferred credits                                                    25,931            26,507

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 10,000,000
      shares, none issued                                            -                 -
   Common stock, $.01 par value, authorized 20,000,000 shares,
      issued  6,141,458,  outstanding 6,081,458                     61,414            61,414
   Additional paid-in capital                                    6,122,984         6,122,984
   Accumulated deficit                                          (3,895,900)       (4,018,927)
   Treasury stock, 60,000 shares of common stock                (  270,000)       (  270,000)
                                                                -----------       -----------
      Total stockholders' equity                                 2,018,498         1,895,471
                                                                -----------       -----------
                                                                $4,660,902        $4,698,575
                                                                -----------       -----------
                                                                -----------       -----------







                     See notes to financial statements

                         MAVERICK RESTAURANT CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended
                                                                April 30,
                                                        ------------------------
                                                            1995        1994
                                                        ----------   -----------
Net sales                                               $2,736,676    $2,255,884
                                                        -----------  -----------
Costs and expenses:
   Cost of goods sold                                      849,915       698,991
   Operating expenses                                    1,485,874     1,237,102
   Depreciation and amortization                           113,612        85,971
   General and administrative                              116,976       102,892
                                                        -----------  -----------
                                                         2,566,377     2,124,956
                                                        -----------  -----------

Operating income                                           170,299       130,928
                                                        -----------  -----------

Other income (expense)
   Interest income                                          10,156         7,710
   Interest expense                                        (57,428)      (37,313)
                                                        -----------  -----------
                                                           (47,272)      (29,603)
                                                        -----------  -----------



Earnings before income taxes                               123,027       101,325
Provision for income taxes                                    -              -
                                                        -----------  -----------


Net earnings                                            $  123,027    $  101,325
                                                        -----------  -----------
                                                        -----------  -----------


Net earnings per common share                           $      .02    $      .02
                                                        -----------  -----------
                                                        -----------  -----------

Average shares outstanding                                6,081,458    6,053,333
                                                        -----------  -----------
                                                        -----------  -----------



                    See notes to financial statements.

                         MAVERICK RESTAURANT CORPORATION
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)



                                                                      Three Months Ended
                                                                          April 30,
                                                                  -------------------------
                                                                      1995           1994
                                                                  -------------   ----------
Operating Activities
   Net earnings                                                   $  123,027       101,325
   Adjustments to reconcile net earnings
      to net cash provided by operations:
      Depreciation and amortization                                  113,612        85,971
      Changes in assets and liabilities
      (Increase) decrease in accounts receivable                     (15,138)      (15,640)
      (Increase) decrease in inventories                               8,380       (17,385)
      (Increase) decrease in prepaid expenses                         15,722        10,807
      Increase (decrease) in accounts payable                        (57,031)      ( 5,353)
      Increase (decrease) in accrued expenses                        (58,617)       17,364
      Cost applicable to closed restaurants                             -          (19,159)
      Other - net                                                    (    60)      (   504)
                                                                  -----------    -----------

Net cash provided (used) by operating activities                     129,895       157,426
                                                                  -----------    -----------

Investing activities
   Purchase of property and equipment                               ( 61,477)     (310,939)
   Purchase of license fees                                             -          ( 9,000)
                                                                  -----------    -----------
Net cash provided (used) by investing activities                    ( 61,477)     (319,939)
                                                                  -----------    -----------

Financing activities
   Repayment of long-term borrowings
      and capital lease obligations                                 ( 44,476)      (52,367)
                                                                  -----------    -----------
Net cash provided (used) by financing activities                     (44,476)      (52,367)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                  23,942      (214,880)
Cash and cash equivalents at beginning of period                     801,429     1,506,290
                                                                  -----------    -----------

Cash and cash equivalents at the end of period                    $  825,371    $1,291,410
                                                                  -----------   ------------
                                                                  -----------   ------------





                    See notes to financial statements.

                         MAVERICK RESTAURANT CORPORATION
                         Notes to Financial Statements
                                   (Unaudited)


                                 April 30, 1995


(1)  BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 24, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1995 COMPARED TO THREE MONTHS ENDED APRIL 30, 1994.

    For the three months ended April 30, 1995, sales increased 21% to $2,736,676 as compared to sales of $2,255,884 for the first quarter of the prior year. The Company operated nine Grandy's restaurants and five Cotton Patch Cafes as of April 30, 1995 as compared to nine Grandy's restaurants and three Cotton Patch
Cafes as of April 30, 1994.   Same store sales from the nine Grandys
restaurants, for the first quarter ended April 30, 1995, were down 2.6% as compared to the first quarter of the prior year.

    Cost of sales, as a percentage of total sales, was 31.1% and 31.0% for the 1995 and 1994 periods respectively. Management does not expect any significant change in cost of sales as a percentage of total sales during the third quarter.

     Operating expenses as a percentage of total sales was 54.3% and 54.8% for the 1995 and 1994 periods respectively. Management does not expect any significant change in operating expense as a percentage of total sales during the second quarter.

     Depreciation and amortization has increased from the 1994 period to 1995 as a result of operating more restaurants. Depreciation and amortization is directly related to the acquisition or disposition of fixed assets. The Company operated fourteen restaurants as of April 30, 1995 as compared to twelve as of April 30, 1994.

     General and administrative expense, as a percentage of total sales, was 4.3% and 4.6% for the 1995 and 1994 periods respectively. Management expects these costs to remain around 5.0% of sales the remainder of the year.

    Interest expense for the three months ended April 30, 1995 was $57,428 as compared to $37,313 for the three months ended April 30, 1994. Interest for 1995 represents interest expense on all debt. In addition to the interest reflected above for 1994, interest costs of $7,273 which was attributed to closed restaurant units, have been charged against the accrual for restaurants closings during the three months ended April 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds to finance its business have been its cash flow from operations, and proceeds from the sale of the Company's common stock. At April 30, 1995, the Company had a working capital of $238,239 compared to working capital of $612,156 as of April 30, 1994.

     Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

     Additions to property and equipment represent the single largest use of
funds by the Company.   These expenditures are primarily made for the
development of new restaurants. Capital expenditures were $61,477 for three months ended April 30, 1995, compared to $310,939 for the three months ended April 30, 1994. These capital expenditures have resulted in an increase in property and equipment and a decrease in working capital.

     The Company plans to continue expansion of the Cotton Patch Cafe concept into fiscal 1996. The Company intends to lease existing restaurant properties which are suitable for conversion to the Cotton Patch concept. It is expected that each conversion will require approximately $300,000 for equipment and remodel costs. The Company believes it has sufficient cash and cash flow to open three to four new restaurants. New restaurants beyond three or four would be financed with bank debt.

     The Company does not expect to pay dividends in the foreseeable future, but rather intends to retain all available funds for the development of the business.
                                        6

INFLATION


     The Company is constantly evaluating ways to improve efficiency, productivity and operational standards to increase its return on investment. Management believes it has done an effective job of countering the effects of inflation on operating costs.

     The Company's food costs are closely tied to market conditions. The Company has been able to maintain its cost of sales percentages by refining cost controls, directing marketing activities to reemphasize low-cost menu items and selectively increasing menu prices.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Not applicable.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MAVERICK RESTAURANT CORPORATION
                                                      (Registrant)



                                                  /s/  LINN F. HOHL
Date MAY 17, 1995                            ---------------------------------
                                             Linn F. Hohl - Vice President
                                                            of Finance,
                                                            Secretary and
                                                            Treasurer