Form 10-Q
period 1995-07-31
MAVERICK RESTAURANT CORP
filed 1995-09-06
CIK 727089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended July 31, 1995

                                       OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to________________________

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
Yes  X   No     .
   ----     ----

     As of July 31, 1995, 6,081,458 shares of common stock $.01 par value were outstanding.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         MAVERICK RESTAURANT CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)


                                      ASSETS                      July 31,           January 31,
                                                                 -----------         ----------
                                                                    1995                 1995
                                                                 -----------         ----------
Current assets:
   Cash and cash equivalents                                     $  557,742          $  801,429
   Accounts receivable - trade                                       51,574              30,082
   Inventories                                                      100,404             111,469
   Prepaid expenses                                                 225,610              66,899
                                                                -----------          ----------
      Total current assets                                          935,330           1,009,879
                                                                -----------          ----------

Property and equipment:
   Land                                                             168,800             168,800
   Buildings                                                        211,200             211,200
   Leasehold improvements                                         1,152,421             881,837
   Equipment and fixtures                                         3,276,232           3,044,027
   Leased property under capital lease                            1,832,176           1,832,176
                                                                -----------          ----------
                                                                  6,640,829           6,138,040
   Less: accumulated depreciation and amortization                3,000,305           2,795,658
                                                                -----------          ----------
                                                                  3,640,524           3,342,382
                                                                -----------          ----------
Other assets:
   Cost in excess of net tangible assets of purchased
    business, net of amortization of $389,966 and $367,892          231,536             253,610
   License fees, net of amortization of $62,285 and $58,983          91,778              86,080
   Deposits                                                           6,894               6,624
                                                                -----------          ----------
                                                                    330,208             346,314
                                                                -----------          ----------

                                                                 $4,906,062          $4,698,575
                                                                -----------          ----------
                                                                -----------          ----------

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                             $  134,406          $  128,727
   Current portion of obligation under capital lease                 56,392              56,637
   Accounts payable                                                 550,051             396,534
   Accrued payroll                                                  111,188             113,306
   Other accrued liabilities                                        205,767             205,787
                                                                -----------          ----------
      Total current liabilities                                   1,057,804             900,991
                                                                -----------          ----------

Long-term debt, less current portion                                287,740             355,062
Obligation under capital lease, less current portion              1,492,499           1,520,544
Deferred credits                                                     25,355              26,507

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 10,000,000
      shares, none issued                                                --                  --
   Common stock, $.01 par value, authorized 20,000,000 shares,
     issued 6,141,458, outstanding 6,081,458                         61,414              61,414
   Additional paid-in capital                                     6,122,984           6,122,984
   Accumulated deficit                                           (3,871,734)         (4,018,927)
   Treasury stock, 60,000 shares of common stock                   (270,000)           (270,000)
                                                                -----------          ----------
      Total stockholders' equity                                  2,042,664           1,895,471
                                                                -----------          ----------

                                                                 $4,906,062          $4,698,575
                                                                -----------          ----------
                                                                -----------          ----------




                        See notes to financial statements

                         MAVERICK RESTAURANT CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended              Six Months Ended
                                                           July 31,                      July 31,
                                                  -------------------------     -------------------------
                                                      1995           1994           1995           1994
                                                  ----------     ----------     ----------     ----------
Net sales                                         $2,832,743     $2,275,060     $5,569,419     $4,530,944
                                                  ----------     ----------     ----------     ----------
Costs and expenses:
  Cost of goods sold                                 884,627        712,387      1,734,542      1,411,378
  Operating expenses                               1,643,792      1,310,370      3,129,666      2,547,472
  Depreciation and amortization                      115,259         91,471        228,871        177,442
  General and administrative                         115,470        110,606        232,446        213,498
                                                  ----------     ----------     ----------     ----------
                                                   2,759,148      2,224,834      5,325,525      4,349,790
                                                  ----------     ----------     ----------     ----------

Operating income                                      73,595         50,226        243,894        181,154
                                                  ----------     ----------     ----------     ----------

Other income (expense)
    Interest income                                    7,018          7,863         17,174         15,573
  Interest expense                                   (56,447)       (37,200)      (113,875)       (74,513)
                                                  ----------     ----------     ----------     ----------
                                                     (49,429)       (29,337)       (96,701)       (58,940)
                                                  ----------     ----------     ----------     ----------


Earnings before income taxes                          24,166         20,889        147,193        122,214
Provision for income taxes                                --             --             --             --
                                                  ----------     ----------     ----------     ----------


Net earnings                                      $   24,166     $   20,889     $  147,193    $   122,214
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------


Net earnings per common share                     $       --     $       --     $      .02     $      .02
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Average shares outstanding                         6,081,458      6,054,250      6,081,458      6,053,775
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------



                       See notes to financial statements.

                         MAVERICK RESTAURANT CORPORATION
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                     July 31,
                                                                           --------------------------
                                                                               1995           1994
                                                                           ----------     ----------
Operating Activities
   Net earnings                                                            $  147,193        122,214
   Adjustments to reconcile net earnings
      to net cash provided by operations:
      Depreciation and amortization                                           228,871        177,442
      Changes in assets and liabilities
      (Increase) decrease in accounts receivable                              (21,492)       (18,844)
      (Increase) decrease in inventories                                       11,065        (17,385)
      (Increase) decrease in prepaid expenses                                (158,711)        23,936
      Increase (decrease) in accounts payable                                 153,517       (203,070)
      Increase (decrease) in accrued expenses                                 ( 2,138)       (31,178)
      Cost applicable to closed restaurants                                        --        (19,159)
      Other - net                                                                (270)          (504)
                                                                           ----------     ----------

Net cash provided (used) by operating activities                              358,035         47,637
                                                                           ----------     ----------

Investing activities
   Purchase of property and equipment                                        (502,789)      (331,995)
   Purchase of license fees                                                    (9,000)       ( 9,000)
                                                                           ----------     ----------
Net cash provided (used) by investing activities                             (511,789)      (340,995)
                                                                           ----------     ----------

Financing activities
  Sale of common stock                                                             --         50,000
  Repayment of long-term borrowing
      and capital lease obligations                                          ( 89,933)       (93,721)
                                                                           ----------     ----------
Net cash provided (used) by financing activities                              (89,933)       (43,721)
                                                                           ----------     ----------
Net increase (decrease) in cash and cash equivalents                         (243,687)      (337,079)
Cash and cash equivalents at beginning of period                              801,429      1,506,290
                                                                           ----------     ----------
Cash and cash equivalents at the end of period                             $  557,742     $1,169,211
                                                                           ----------     ----------
                                                                           ----------     ----------


                       See notes to financial statements.

                         MAVERICK RESTAURANT CORPORATION
                          Notes to Financial Statements
                                   (Unaudited)


                                  July 31, 1995


(1)  BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 24, 1995.

tem 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1995 COMPARED TO THREE MONTHS ENDED JULY 31, 1994.

    For the three months ended July 31, 1995, sales increased 24.5% to $2,832,743 as compared to sales of $2,275,060 for the first quarter of the prior year. The Company operated eight Grandy's restaurants and six Cotton Patch Cafes as of July 31, 1995 as compared to nine Grandy's restaurants and three Cotton Patch Cafes as of July 31, 1994. Of the nine Grandy's restaurants which the Company operated as of July 31, 1994, one is being converted to a Cotton Patch Cafe while the remaining eight units continue to be operated as Grandy's restaurants.

    Cost of sales, as a percentage of total sales, was 31.2% and 31.3% for the 1995 and 1994 periods respectively. Management does not expect any significant change in cost of sales as a percentage of total sales during the third quarter.

     Operating expenses as a percentage of total sales was 58.0% and 57.6% for the 1995 and 1994 periods respectively.

     Depreciation and amortization has increased from the 1994 period to 1995 as a result of operating more restaurants. Depreciation and amortization is directly related to the acquisition or disposition of fixed assets. The Company operated fourteen restaurants as of July 31, 1995 as compared to twelve as of July 31, 1994.

     General and administrative expense, as a percentage of total sales, was 4.1% and 4.8% for the 1995 and 1994 periods respectively. Management expects these costs to remain around 4.0% of sales the remainder of the year.

    Operating income for the second quarter ended July 31, 1995 increased to $73,595 as compared to $50,226 for the second quarter of the prior year. Substantially all of the increase in operating income can be attributed to the six Cotton Patch Cafes which are higher volume restaurants and more profitable than the Grandy's restaurants.

SIX MONTHS ENDED JULY 31, 1995 COMPARED TO SIX MONTHS JULY 31, 1994.

     For the six months ended July 31, 1995, sales increased 22.9% to $5,569,419 compared to $4,530,944 for the first six months for the prior year. The Company operated eight Grandy's restaurants and six Cotton Patch Cafe's as of July 31, 1995, as compared to nine Grandy's restaurants and three Cotton Patch Cafe's as of July 31, 1994. Of the nine Grandy's restaurants which the Company operated as of July 31, 1994, one is being converted to a Cotton Patch Cafe while the remaining eight continue to be operated as Grandy's restaurants.

     Cost of sales, as a percentage of total sales, was 31.1% and 31.1% for the 1995 and 1994 periods respectively. Management does not expect any significant change in cost of sales as a percentage of total sales during the third quarter.

     Operating expenses, as a percentage of total sales, was 56.2% and 56.2% for the 1995 and 1994 periods respectively.

     Depreciation and amortization has increased for the 1994 period to 1995 as a result of operating more restaurants. Depreciation and amortization is directly related to the acquisition or disposition of fixed assets. The Company operated fourteen restaurants as of July 31, 1995 as compared to twelve as of July 31, 1994.

     General and administrative expenses as percentage of sales were 4.2% and
4.7%  for the 1995 and 1994 periods respectively.   Management expects these
costs to remain around 4% of sales for the remainder of the fiscal year.

     Operating income for the first six months ended July 31, 1995 increased to $243,894 as compared to $181,154 for the first six months of the prior year. Substantially all of the increase in operating income can be attributed to the six Cotton Patch Cafes which are higher volume restaurants and more profitable than the Grandy's restaurant.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds to finance its business have been its cash flow from operations, and proceeds from the sale of the Company's common stock. At July 31, 1995, the Company had a working capital deficit of $122,174 compared to working capital of $708,470 as of July 31, 1994.

     Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

     Additions to property and equipment represent the single largest use of funds by the Company. These expenditures are primarily made for the development of new restaurants. Capital expenditures were $511,789 for six months ended July 31, 1995, compared to $340,995 for the six months ended July 31, 1994. These capital expenditures have resulted in an increase in property and equipment and a decrease in working capital.

     The Company plans to continue expansion of the Cotton Patch Cafe concept into fiscal 1996. The Company intends to lease existing restaurant properties which are suitable for conversion to the Cotton Patch concept. It is expected that each conversion will require approximately $300,000 for equipment and remodel costs. The Company believes it has sufficient cash and cash flow to open one or two new restaurants. New restaurants beyond one or two would be financed with bank debt.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          On May 26, 1995, the Company held its Annual Meeting of Stockholders. The matters voted upon and the vote tabulations for each matter are as follows:

          1. ELECTION OF DIRECTORS. The following directors were re-elected to serve on the Board of Directors:

                                                     FOR              WITHHELD
                    Chris F. Hotze                5,182,814           10,142
                    Linn F. Hohl                  5,182,814           10,142
                    Andres Mouland                5,182,814           10,142
                    C. Howard Wilkins, Jr.        5,182,814           10,142

          2. ADOPTION OF THE 1994 STOCK OPTION PLAN. The stockholders of the Company approved adoption of the 1994 incentive Stock Option Plan. The vote was as follows:

                       FOR               AGAINST            ABSTAIN
                     4,784,601            30,787              22,005

          3. ELECTION OF AUDITORS. The stockholders of the Company elected KPMG Peat Marwick, LLP, independent certified public accountants, as auditors for the Company for the fiscal year ending January 31, 1996. The vote was as follows:

                        FOR              AGAINST              ABSTAIN
                      5,187,601            900                  4,355

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


                                           MAVERICK RESTAURANT CORPORATION
                                                    (Registrant)



Date August 25, 1995                            /s/    LINN F. HOHL
     --------------------                  -----------------------------------
                                           Linn F. Hohl - Vice President
                                                          of Finance,
                                                          Secretary and
                                                          Treasurer