Form 10-Q
period 1995-10-31
MAVERICK RESTAURANT CORP
filed 1995-12-14
CIK 727089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended October 31, 1995

                                       OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                              ---------------    --------------

Commission file number 0-12145


                         MAVERICK RESTAURANT CORPORATION
              Exact name of registrant as specified in its charter)

               Kansas                                  48-0936946
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)


                                    Suite 200
                               302 North Rock Road
                             Wichita, Kansas  67206
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
Yes  X   No     .
   -----    ----

     As of October 31, 1995, 6,081,458 shares of common stock $.01 par value were outstanding.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         MAVERICK RESTAURANT CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                         ASSETS              October 31,       January 31,
                                            -------------      -----------
                                                1995               1995
                                              ---------        -----------
Current assets:
   Cash and cash equivalents                $   178,721        $    801,429
   Accounts receivable - trade                   33,278              30,082
   Inventories                                  106,529             111,469
   Prepaid expenses                             173,062              66,899
                                            -----------        ------------
      Total current assets                      491,590           1,009,879
                                            -----------        ------------

Property and equipment:
   Land                                         168,800             168,800
   Buildings                                    286,200             211,200
   Leasehold improvements                     1,323,811             881,837
   Equipment and fixtures                     3,345,633           3,044,027
   Leased property under capital lease        1,832,176           1,832,176
                                            -----------        ------------
                                              6,956,620           6,138,040
   Less: accumulated depreciation and
   amortization                               2,957,821           2,795,658
                                            -----------        ------------
                                              3,998,799           3,342,382
                                            -----------        ------------
Other assets:
   Cost in excess of net tangible assets
    of purchased business, net of
    amortization of $401,003 and $367,892       220,499             253,610
   License fees, net of amortization of
    $63,926 and $58,983                          99,137              86,080
   Deposits                                       6,894               6,624
                                            -----------        ------------
                                                326,530             346,314
                                            -----------        ------------

                                            $ 4,816,919        $  4,698,575
                                            -----------        ------------
                                            -----------        ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current portion of long term debt        $   116,273        $    128,727
   Current portion of obligation under
   capital lease                                 56,392              56,637
   Accounts payable                             583,522             396,534
   Payroll                                       93,247             113,306
   Other accrued liabilities                    274,274             205,787
                                            -----------        ------------
      Total current liabilities               1,123,708             900,991
                                            -----------        ------------

Long-term debt, less current portion            273,989             355,062
Obligation under capital lease, less
current portion                               1,478,354           1,520,544
Deferred credits                                 24,779              26,507

Stockholders' equity:
   Preferred stock, $.01 par value,
      authorized 10,000,000 shares,
      none issued                                  -                   -
   Common stock, $.01 par value,
      authorized 20,000,000 shares, issued
      6,141,458, outstanding 6,081,458           61,414              61,414
   Additional paid-in capital                 6,122,984           6,122,984
   Accumulated deficit                       (3,998,309)         (4,018,927)
   Treasury stock, 60,000 shares
      of common stock                        (  270,000)         (  270,000)
                                            ------------       -------------
      Total stockholders' equity              1,916,089           1,895,471
                                            -----------        ------------

                                            $ 4,816,919         $ 4,698,575
                                            -----------         -----------
                                            -----------         -----------



                        See notes to financial statements

                         MAVERICK RESTAURANT CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended                        Nine Months Ended
                                                 October 31,                              October 31,
                                     ---------------------------------       ---------------------------------
                                           1995               1994                 1995               1994
                                     -------------       -------------       -------------       -------------
Net sales                            $   2,696,893       $   2,143,110       $   8,266,312       $   6,674,054
                                     -------------       -------------       -------------       -------------
Costs and expenses:
   Cost of goods sold                      860,024             687,674           2,594,566           2,099,052
   Operating expenses                    1,669,656           1,309,910           4,799,321           3,857,382
   Depreciation and amortization           120,564              93,870             349,436             271,312
   General and administrative              118,750             102,510             351,196             316,008
                                     -------------       -------------       -------------       -------------
                                         2,768,994           2,193,964           8,094,519           6,543,754
                                     -------------       -------------       -------------       -------------

Operating income (loss)                    (72,101)            (50,854)            171,793             130,300
                                     --------------      --------------      -------------       -------------

Other income (expense)
  Interest expense                         (55,875)            (45,166)           (169,750)           (119,679)
  Interest income                            1,401               6,920              18,575              22,493
                                     -------------       -------------       -------------       -------------
                                           (54,474)            (38,246)           (151,175)            (97,186)
                                     --------------      --------------      --------------      --------------


Earnings (loss) before income taxes       (126,575)      $     (89,100)      $      20,618       $      33,114
 Provision for income taxes                   -                  -                    -                    -
                                     -------------       -------------       -------------       -------------


Net earnings (loss)                  $    (126,575)      $    ( 89,100)      $      20,618       $      33,114
                                     --------------      --------------      -------------       -------------
                                     --------------      --------------      -------------       -------------


Net earnings(loss) per common
 share                               $        (.02)      $        (.01)      $        -          $         -
                                     --------------      --------------      -------------       -------------
                                     --------------      --------------      -------------       -------------

Average shares outstanding               6,081,458           6,081,458           6,081,458           6,062,708
                                     -------------       -------------       -------------       -------------
                                     -------------       -------------       -------------       -------------




                       See notes to financial statements.

                         MAVERICK RESTAURANT CORPORATION
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                            Nine Months Ended
                                                               October 31,
                                                       --------------------------
                                                           1995           1994
                                                       -----------    -----------
Operating Activities
   Net earnings                                        $   20,618         33,114
   Adjustments to reconcile net earnings
      to net cash provided by operations:
      Depreciation and amortization                       349,436        271,312
      Changes in assets and liabilities
      (Increase) decrease in accounts receivable          ( 3,196)       (28,283)
      (Increase) decrease in inventories                    4,940          1,354
      (Increase) decrease in prepaid expenses            (106,163)      (108,490)
      (Increase) in real estate under construction          -           (281,901)
      Increase (decrease) in accounts payable             186,988          8,229
      Increase (decrease) in accrued expenses              48,428         10,823
      Cost applicalbe to closed restaurants                  -           (19,159)
      Other - net                                         (   270)       (   503)
                                                       -----------    -----------

Net cash provided (used) by operating activities          500,781       (113,504)
                                                       ----------     -----------

Investing activities
   Purchase of property and equipment                    (969,527)      (371,251)
   Purchase of license fees                              ( 18,000)       ( 9,000)
                                                       -----------    -----------
Net cash provided (used) by investing activities         (987,527)      (380,251)
                                                       -----------    -----------

Financing activities
  Sale of common stock                                       -            50,000
  Repayment of long-term borrowing
      and capital lease obligations                      (135,962)      (149,991)
                                                       -----------    -----------
Net cash provided (used) by financing activities         (135,962)       (99,991)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents     (622,708)      (593,746)
Cash and cash equivalents at beginning of period          801,429      1,506,290
                                                       -----------    ----------

Cash and cash equivalents at the end of period         $  178,721     $  912,544
                                                       ----------     ----------
                                                       ----------     ----------




                       See notes to financial statements.

                         MAVERICK RESTAURANT CORPORATION
                         Notes to Financial Statements
                                   (Unaudited)


                                 October 31, 1995


(1)  BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 24, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1995 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1994.

     For the three months ended October 31, 1995, sales increased 25.8% to $2,696,893 as compared to sales of $2,143,110 for the first quarter of the prior year. The Company operated eight Grandy's restaurants and seven Cotton Patch Cafes as of October 31, 1995 as compared to nine Grandy's restaurants and three Cotton Patch Cafes as of October 31, 1994. Of the nine Grandy's restaurants which the Company operated as of October 31, 1994, one has been converted to a Cotton Patch Cafe while the remaining eight units continue to be operated as Grandy's restaurants. Same store sales from the eight Grandy's restaurants, for the third quarter ended October 31, 1995, were down 5.1% as compared to the third quarter of the prior year.

    Cost of sales, as a percentage of total sales, was 31.9% and 32.1% for the 1995 and 1994 periods respectively. Management does not expect any significant change in cost of sales as a percentage of total sales during the fourth quarter.

     Operating expenses as a percentage of total sales was 61.9% and 61.1% for the 1995 and 1994 periods respectively. The increase in operating expense, as a percentage of total sales, can be attributed primarily to the expensing of preopening costs relating to a new Cotton Patch Cafe which opened during the third quarter.

     Depreciation and amortization has increased from the 1994 period to 1995 as a result of operating more restaurants. Depreciation and amortization is directly related to the acquisition or disposition of fixed assets. The Company operated fifteen restaurants as of October 31, 1995 as compared to twelve as of October 31, 1994.

     General and administrative expense, as a percentage of total sales, was 4.4% and 4.8% for the 1995 and 1994 periods respectively. Management expects these costs to remain around 5.0% of sales the remainder of the year.

    The Company had an operating loss of $72,101 for the three months ended October 31, 1995, as compared to an operating loss of $50,854 for the third quarter of the prior year. Total sales for the current quarter were up 25.8% as compared to the third quarter of the previous. This increase was due solely to an increase in the number of restaurants operated by the Company. However, five of our seven Cotton Patch Cafe locations experienced substantial competitive intrusion during the quarter that had a substantial negative impact on top line sales and operating income.

NINE MONTHS ENDED OCTOBER 31, 1995 COMPARED TO NINE MONTHS OCTOBER 31, 1994.

     For the nine months ended October 31, 1995, sales increased 23.9% to $8,266,312 compared to $6,674,054 for the first nine months for the prior year. The Company operated eight Grandy's restaurants and seven Cotton Patch Cafe's as of October 31, 1995, as compared to nine Grandy's restaurants and three Cotton Patch Cafe's as of October 31, 1994. Of the nine Grandy's restaurants which the Company operated as of October 31, 1994, one has been converted to a Cotton Patch Cafe while the remaining eight continue to be operated as Grandy's restaurants. Same store sales from our eight Grandy's restaurants were down 2.3% for the nine months ended October 31, 1995, as compared to the first nine months of the prior year.

     Cost of sales, as a percentage of total sales, was 31.4% and 31.5% for the 1995 and 1994 periods respectively. Management believes chicken prices will remain stable during fourth quarter.

     Operating expenses, as a percentage of total sales, was 58.1% and 57.8% for the 1995 and 1994 periods respectively. Management does not expect any significant change in operating expense, as a percentage of total sales, during the fourth quarter.

     Depreciation and amortization has increased for the 1994 period to 1995 as a result of operating more restaurants. Depreciation and amortization is directly related to the acquisition or disposition of fixed assets. The Company operated fifteen restaurants as of October 31, 1995, as compared to twelve as of October 31, 1994.

     General and administrative expenses as percentage of sales were 4.3% and
4.7% for the 1995 and 1994 periods respectively.   Management expects these
costs to remain around 5.0% of sales for the remainder of the fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds to finance its business have been its cash flow from operations, and proceeds from the sale of the Company's common stock. At October 31, 1995, the Company had a working capital deficit of $632,118 compared to working capital of $632,088 as of October 31, 1994.


     Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

     Additions to property and equipment represent the single largest use of funds by the Company. These expenditures are primarily made for the development of new restaurants. Capital expenditures were $987,527 for nine months ended October 31, 1995, compared to $380,251 for the nine months ended October 31, 1994. These capital expenditures have resulted in an increase in property and equipment and a decrease in working capital.

     The Company presently has one Cotton Patch Cafe under construction in Salina, Kansas and has closed on the purchase of an existing restaurant property in Emporia, Kansas which will be converted to a Cotton Patch Cafe. It is expected that these two units will require approximately $600,000 for equipment and remodel costs. These costs will be financed with bank debt.

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

          Not applicable.

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



                                             MAVERICK RESTAURANT CORPORATION
                                                     (Registrant)




Date December 11, 1995                           /s/  LINN F. HOHL
     ---------------------                   -----------------------------------
                                          Linn F. Hohl - Vice President
                                                            of Finance,
                                                            Secretary and
                                                            Treasurer