Form 10-K
period 1996-01-28
MAVERICK RESTAURANT CORP
filed 1996-04-26
CIK 727089

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For

    Fiscal Year Ended January 28, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                             Commission File No. 0-12145

                           MAVERICK RESTAURANT CORPORATION
                (Exact name of Registrant as specified in its charter)

      Kansas                                                         48-0936946
(State of Incorporation)                                           (IRS Employer
                                                             Identification No.)

                            302 North Rock Road, Suite 200
                                Wichita, Kansas  67206
                  (Principal executive offices, including zip code)

          Registrant's telephone number including area code:  (316) 685-8281
           Securities Registered Pursuant to Section 12(b) of the Act: None
             Securities Registered Pursuant to Section 12(g) of the Act:
                              Common Stock $0.01 Par Value

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past ninety (90) days.

                                 Yes    X      No
                                      ------       ------
Insert by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1996, 6,081,458 common shares (not including 60,000 shares held as treasury stock) were outstanding, and the aggregate market value of the common shares (based upon the average bid and asked closing price of these shares ($.50) as of such date on the OTC Bulletin Board) of MAVERICK RESTAURANT CORPORATION held by non-affiliates was approximately $831,388 (For purposes of this valuation "affiliates" are the officers, directors and 5% shareholders of the Company.)

                         DOCUMENTS INCORPORATED BY REFERENCE:

              Proxy Statement for the fiscal year ended January 28, 1996
                        (Items 10, 11, 12 and 13 of PART III)

                           MAVERICK RESTAURANT CORPORATION


                              Annual Report on Form 10-K
                      For the Fiscal Year Ended January 28, 1996


PART I.                                                                     PAGE
                                                                            ----

Item 1.  Business.............................................................1
Item 2.  Properties...........................................................6
Item 3.  Legal Proceedings....................................................7
Item 4.  Submission of Matters to a Vote of Security Holders..................7

PART II.

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters................................................8
Item 6.  Selected Financial Data..............................................9
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................10
Item 8.  Financial Statements and Supplementary Data.........................12
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................12

PART III.

Item 10. Directors and Executive Officers of the Registrant..................13
Item 11. Executive Compensation..............................................13
Item 12. Security Ownership of Certain Beneficial Owners and
           Management........................................................13
Item 13. Certain Relationships and Related Transactions......................13

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.......................................................14

Signatures...................................................................16

Financial Statements .......................................................F-1

                                        PART I


ITEM 1.  BUSINESS

    A)   GENERAL DEVELOPMENT OF BUSINESS.

         MAVERICK RESTAURANT CORPORATION (the "Company) operates eight Grandy's restaurants located in Oklahoma, Texas and New Mexico pursuant to a franchise agreement with Grandy's, Inc. The Company also operates eight Cotton Patch Cafe restaurants located in Arkansas, Kansas, Oklahoma, and Texas pursuant to a franchise agreement with Cotton Patch Cafe, Inc. The Company intends to focus its business activities on the development of additional Cotton Patch Cafe restaurants.

         On July 1, 1995, the Company opened for business its sixth Cotton Patch Cafe in McAlester, Oklahoma. The Company converted an unprofitable Grandy's restaurant in El Paso, Texas to a Cotton Patch Cafe and opened this restaurant for business on September 15, 1995. On February 12, 1996, the Company opened its eighth Cotton Patch Cafe restaurant in Salina, Kansas. During 1995, the Company purchased a building in Emporia, Kansas which will be converted to a Cotton Patch Cafe during 1996.

         The Company also has two leased restaurant properties, one of which is located in Fort Smith, Arkansas and has been leased to an unrelated third party through December 2001. The other property is located in Hampton, Virginia and has been subleased under a long-term lease.

    B)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         Not Applicable

    C)   NARRATIVE DESCRIPTION OF BUSINESS.

         i)    PRINCIPAL PRODUCTS AND SERVICES.

               GRANDY'S. Grandy's restaurants are open for breakfast, lunch and dinner. The menu of the typical Grandy's restaurant features southern-fried chicken, chicken nuggets, country-fried steak, catfish and hickory-smoked rib dinners. Each dinner is served with a choice of mashed potatoes or fresh homecut fries, a wide selection of vegetables and cole slaw or special-recipe baked beans. Also included are two specialty items, cream-style gravy and hot butter-yeast rolls. The breakfast menu includes home-style biscuits, cinnamon rolls, pancakes, eggs and sausage. Most of Grandy's menu items are prepared from scratch on the premises.

               Each Grandy's restaurant is a free-standing building. The Company owns the furniture, fixtures and equipment used in each of its restaurants. Plants and antique accent pieces give each restaurant a country look. Each restaurant has drive-thru facilities which generate approximately 35% of net sales. Management emphasizes quick service of drive-thru customers and strives for a service time not exceeding one minute per customer.

               The average cost of a meal at the Company's Grandy's restaurants, including beverage, is approximately $5.00. All food is prepared in strict compliance with recipes prescribed by the franchisor.

               The following table represents the location and opening or acquisition date of the Company's Grandy's restaurants currently in operation:

               LOCATION                          DATE OPENED

               El Paso, Texas #1                 November 11, 1982
               Las Cruces, New Mexico            December 12, 1982
               El Paso, Texas #2                 January 22, 1983
               Broken Arrow, Oklahoma            May 26, 1985
               Tulsa, Oklahoma                   April 3, 1986
               Corpus Christi, Texas #1          October 1, 1986
               Corpus Christi, Texas #2          October 1, 1986
               Corpus Christi, Texas #3          October 1, 1986

               COTTON PATCH CAFE. Cotton Patch Cafe restaurants are open for lunch and dinner. The menu of the Cotton Patch Cafe features a southern home-style menu with entrees including pork chops, chicken and beef, along with vegetables, rolls and beverages. Cotton Patch Cafe offers full table service in a relaxed, family-oriented environment. Most of the Cotton Patch Cafe items are prepared from scratch on the premises.

               The Cotton Patch Cafe restaurant is a free-standing building. The Company owns the furniture, fixtures and equipment used in each of its restaurants. Signs for the Cotton Patch Cafe restaurant utilize livestock watering tanks giving each restaurant a home-style country look. Cotton Patch Cafe restaurants do not offer drive-thru facilities but do offer carry out service.

               The average cost of a meal at the Company's Cotton Patch Cafe restaurant, including beverage, is approximately $6.00. All food is prepared in strict compliance with recipes prescribed by the franchisor.

               The following table represents the location and opening date of the Company's Cotton Patch Cafe restaurants:

               LOCATION                               DATE OPENED

               Muskogee, Oklahoma                     August 1, 1993
               Bartlesville, Oklahoma                 January 4, 1994
               Ponca City, Oklahoma                   April 5, 1994
               Enid, Oklahoma                         November 21, 1994
               Rogers, Arkansas                       January 10, 1995
               McAlester, Oklahoma                    July 1, 1995
               El Paso, Texas                         September 15, 1995
               Salina, Kansas                         February 12, 1996
               Emporia, Kansas*

               *Under Construction

               The Company has executed a development agreement with Cotton Patch Incorporated which grants it the exclusive rights to develop Cotton Patch Cafe restaurants in the following dominant market areas ("DMAs"):

               Oklahoma City, Oklahoma
               Tulsa, Oklahoma
               Ft. Smith, Arkansas
               Columbia - Jefferson City, Missouri
               Kansas City, Missouri - Kansas City, Kansas
               Topeka, Kansas
               Wichita, Kansas
               St. Joseph, Missouri
               Des Moines, Iowa
               Kirksville, Missouri - Ottumwa, Iowa
               Omaha, Nebraska - Council Bluffs, Iowa
               Sioux City, Iowa
               Cedar Rapids - Waterloo, Iowa
               Corpus Christi, Texas
               El Paso, Texas

         ii)   DEVELOPING PRODUCTS AND INDUSTRY SEGMENTS.

               Not Applicable

         iii)  SOURCES AND AVAILABILITY OF RAW MATERIALS.

               The Company's food costs are closely tied to market conditions. The Company has been able to maintain its cost of sales percentages by refining cost controls, directing marketing activities to re-emphasize low-cost menu items, and selectively increasing menu prices. The Company monitors the cost of ingredients and adjusts prices wherever possible to maintain desired margins.

         iv)   LICENSES.

               GRANDY'S. The Company operates its Grandy's restaurants pursuant to a franchise agreement entered into by the Company's predecessors in July 1983. The initial term of the agreement is for fifteen years and is renewable at the option of the Company for an additional fifteen year period upon the satisfaction of certain conditions.

               The franchise agreement requires the Company to develop and operate a minimum number of restaurants during specified time periods. The Company was required by the franchise agreement (as amended) to develop twenty-eight additional restaurants by July 31, 1989. The Company chose to discontinue development of Grandy's restaurants and, as a result, has forfeited all of its exclusive development rights to develop future Grandy's restaurants.

               In the event of a material breach of the franchise agreement, other than a violation of the development schedule, all of the Company's rights under the franchise agreement may be terminated, including the right to operate then existing restaurants under the "Grandy's" trademark. In the event of such termination, the Company may be prohibited from competing with the franchisor in the sale of chicken in the licensed territory or within a specific distance of the Company's or other Grandy's locations for a period of time.

               COTTON PATCH CAFE. The Company operates its Cotton Patch Cafe restaurants pursuant to a development agreement dated November 1, 1993 with Cotton Patch Cafe, Inc. and a franchise agreement for each restaurant. The development agreement terminates on March 31, 1998 while the franchise agreement for each restaurant terminates twenty years from the date the restaurant opens for business.

               The development agreement requires the Company to develop and operate a minimum number of restaurants during specified time periods. The Company must have under construction a minimum of four restaurants for each period from April 1 to March 31 of each year until March 31, 1998. The minimum number of restaurants which must be developed by the Company is eighteen. In the event the Company does not fulfill its specified development obligation, the development agreement automatically terminates ninety days after the end of the development period in question unless the development obligation is satisfied within this ninety day period.

               In the event of a breach of the franchise agreement, all of the Company's rights under such agreement may be terminated for the specific restaurant and the development agreement may be terminated.

         v)    SEASONALITY.

               The Company experiences increased sales during holiday periods in its Cotton Patch Cafe restaurants. The Company's Grandy's restaurants experience lower than average sales during such periods.

         vi)   PRACTICES RELATING TO WORKING CAPITAL.

               See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         vii)  DEPENDENCE UPON A SINGLE CUSTOMER.

               Not Applicable

         viii) DOLLAR AMOUNT OF BACKLOG ORDERS.

               Not Applicable

         ix)   BUSINESS SUBJECT TO RENEGOTIATION AT ELECTION OF GOVERNMENT.

               Not Applicable

         x)    COMPETITION.

               The Company experiences significant competition from numerous other restaurants, including restaurants which offer similar menus. Many of the Company's competitors have more locations, greater financial resources, and longer operating histories than the Company.

               Management emphasizes its control systems and the training of personnel to maintain high standards of food quality, service and cleanliness. All food is prepared in strict compliance with recipes prescribed by its franchisors. All supplies are purchased from a list of franchisor-approved suppliers.

         xi)   RESEARCH AND DEVELOPMENT.

               Not Applicable

         xii)  COMPLIANCE WITH ENVIRONMENTAL REGULATION.

               Not Applicable

         xiii) EMPLOYEES.

               As of April 1, 1996, the Company employed approximately 525 persons, including five administrative, 60 managerial, 80 full-time and 380 part-time restaurant employees.

    D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         Not Applicable

ITEM 2.  PROPERTIES

The Company's principal executive office is located at 302 North Rock Road, Suite 200, Wichita, Kansas 67206. This office space is leased from an unrelated third party.

The land and buildings for the Company's seventeen restaurants are leased pursuant to long-term leases with unrelated third parties. The initial lease terms are for a period of ten to twenty years with provisions for two additional five year extensions. The Company pays minimum annual rentals for the land and building of each restaurant in amounts ranging from approximately $30,000 to $85,050. In some cases, the rental rates escalate in accordance with sales volume in excess of specified amounts. Each lease obligates the Company to pay the real estate taxes and utilities applicable to the particular location, to maintain casualty and liability insurance, and to keep the property in general repair. The Company also has leased to unrelated third parties two buildings which were formerly operated as Grandy's restaurants.

The Company currently operates or has under construction seventeen Grandy's and Cotton Patch Cafe restaurants which encompass approximately 4,000 to 5,000 square feet. These restaurants seat approximately 140 to 180 persons and have on-site parking for an average of fifty-five cars. Typical capital costs for a restaurant facility are approximately $300,000 for land, $400,000 for the building and $200,000 for equipment and furnishings.

ITEM 3.  LEGAL PROCEEDINGS

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    A)   MARKET INFORMATION.

         The Company's common stock was traded in the over-the-counter market of the Nasdaq Stock Market from October 4, 1983 to June 30, 1992. The Company's stock has not met the requirements for inclusion on Nasdaq Stock Market since July 1, 1992. However, stock quotations for the Company's stock are currently available on the OTC Bulletin Board.
         The following tabulation sets forth the high and low closing bid quotations for the calendar quarters shown as reported by the OTC Bulletin Board. The prices quoted represent prices between dealers in securities without adjustment for mark-ups, mark-downs, or commissions and do not necessarily reflect actual transactions.


                                                Bid Price
         Quarter Ended                 High                Low
         -------------                 -----------------------

         April 30, 1994                3 1/8               2
         July 31, 1994                 3 1/4               2 3/8
         October 31, 1994              2 3/4               2 5/8
         January 31, 1995              2 5/8               1

                                               Bid Price

         Quarter Ended                 High                Low
         -------------                 -----------------------

         April 30, 1995                2                   1 9/16
         July 31, 1995                 1 1/2               1 1/4
         October 31, 1995              1 5/8               1 3/16
         January 28, 1996              1 1/4                 3/8



    B)   HOLDERS OF COMPANY'S COMMON STOCK.

         The number of holders of record of the Company's common stock as of January 28, 1996, was 586, as determined by an examination of the Company's transfer book. However, because a number of shares of stock are held in "street name," the actual number could not be determined more precisely.

    C)   DIVIDENDS.

         The Company has not paid dividends to its stockholders since its inception. For the foreseeable future, it is anticipated that any earnings which may be generated from operations of the Company will be used to finance the growth of the Company, and that dividends will not be paid to stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

YEARS ENDED (1)                     January 28,                                       January 31,
                                       1996                 1995                1994               1993                 1992
                                       ----                 ----                ----               ----                 ----
OPERATING DATA:
  Net sales                         $10,668,573          $9,106,111          $7,517,756        $ 10,956,091         $13,141,996
  Net loss                          $ (175,341)          $ (14,300)          $(126,852)        $(1,105,195)         $ (304,099)
  Net loss per share                $  (   .03)          $    -              $    (.02)        $      (.22)         $     (.06)
                                   ------------         -----------         -----------       -------------        ------------

BALANCE SHEET DATA:
  Current assets                    $   420,691          $1,009,879          $1,649,790        $    625,270         $   371,492
  Property and equipment              4,041,077           3,342,382           2,285,972           2,246,921           4,235,388
  Other assets                          310,012             346,314             366,622             398,967             562,026
                                   ------------         -----------         -----------       -------------        ------------
  Total assets                      $ 4,771,780          $4,698,575          $4,302,384        $  3,271,158         $ 5,168,906
                                   ------------         -----------         -----------       -------------        ------------
                                   ------------         -----------         -----------       -------------        ------------

  Current Liabilities               $ 1,228,909          $  900,991          $  868,954        $  1,277,475         $ 1,760,925
  Long-term debt, less
    current portion                     332,475             355,062             471,224             357,321             441,054
  Obligation under capital leases,
    less current portion              1,457,062           1,520,544           1,082,625           1,696,876           1,757,416
  Deferred credits                       24,204              26,507              28,810              31,113             195,943
  Stockholders' equity (deficit)      1,729,130           1,895,471           1,850,771            (91,627)           1,013,568
                                   ------------         -----------         -----------       -------------        ------------

  Total liabilities and
    stockholders' equity            $ 4,771,780          $4,698,575          $4,302,384        $  3,271,158         $ 5,168,906
                                   ------------         -----------         -----------       -------------        ------------
                                   ------------         -----------         -----------       -------------        ------------

- ----------------------

(1) Prior to fiscal year 1996, the Company operated on a fifty-two week period ending on January 31. Beginning in fiscal year 1996, the Company changed to a fifty-two or fifty-three week period ending on the last Sunday in January.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the year ended January 28, 1996, sales were $10,668,573 as compared to $9,106,111 and $7,517,756 for fiscal 1995 and 1994 respectively. The Company operated eight Grandy's restaurants and seven Cotton Patch Cafes as of January 28, 1996, compared to nine Grandy's and five Cotton Patch Cafes as of January 31, 1995, compared to nine Grandy's and two Cotton Patch Cafes as of January 31, 1994. During the current fiscal year the Company opened two Cotton Patch Cafes, one being a conversion of a Grandy's restaurant. The eight Grandy's restaurants reported a decrease of 3.0% in same store sales.

Cost of sales as a percentage of total sales was 31.5%, 31.4% and 31.5% for fiscal 1996, 1995 and 1994 respectively.

Operating expenses, as a percentage of total sales was 59.1%, 58.2% and 59.6% for fiscal 1996, 1995 and 1994 respectively.

Depreciation and amortization are directly related to the acquisition or disposition of fixed assets. The increase in depreciation and amortization from fiscal 1994 to fiscal 1996 is the result of opening three restaurants during fiscal 1995 and two restaurants during fiscal 1996.

General and administrative expenses, as a percentage of total sales, was 4.6%, 4.8% and 6.6% for fiscal 1996, 1995 and 1994 respectively. General and administrative expenses, as a percentage of total sales, for fiscal 1994 was high as a result of spreading costs over lower total sales. In addition, the dollar amount of general and administrative expense for fiscal 1994 included $69,250 representing non-cash compensation as explained in note 5 to the financial statements.

Interest expense for fiscal 1996, 1995 and 1994 was $224,450, $183,269 and $147,143 respectively. The increase in the dollar amount of interest expense from fiscal 1994 to fiscal 1996 is the result of an increase in long-term debt and obligation under capital leases relating to new store development.

Effective February 16, 1993, the Company sold to Red Apple Corporation all of its assets of three restaurants located in Missouri. Red Apple Corporation is owned by five individuals, three of which are officers and directors of the Company (Chris F. Hotze, Andres Mouland, and Linn F. Hohl) and one of which is a large stockholder and director of the Company (C. Howard Wilkins, Jr.). The consideration received for these assets consisted of $300,000 plus the value of the petty cash and the cost of inventories. The Company recognized a gain of $175,342 on this disposition. The restaurants were sold in order to meet cash flow needs. The computation of the sales price was based on three times store level cash flow before allocation of overhead. The same formula was used in the prior year when the Company sold four restaurants to its franchisor, Grandy's Inc.

As of January 28, 1996, the Company has net operating loss carryforwards for income tax purposes of approximately $3,644,000 which, if not used, will expire $552,000 in fiscal 2001, $984,000 in fiscal 2002, $1,193,000 in fiscal 2003,
$434,000 in fiscal 2004,  $134,000 in fiscal

2005, $7,000 in fiscal 2006, $180,000 in fiscal 2008, $44,000 in fiscal 2009 and
$116,000 in fiscal 2010.

The Company also has approximately $167,000 of investment tax credit carry-forwards available which, if not used, will expire $42,000 in fiscal 1999, $111,000 in fiscal 2000 and $14,000 in fiscal 2001.

The Company's disappointing results during the third and fourth quarters and consequently the year can be attributed to pre-opening expenses relating to new restaurants, increased competition, and the weather. During the year, the Company expended approximately $83,000 in preopening costs relating to new restaurants. In addition, the Company experienced a substantial negative effect on top line sales from its Cotton Patch division as a result of competitive intrusion from other new restaurants and the severe cold weather primarily in Oklahoma. Management believes the Company will gain back market share as a result of its marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds to finance its business have been its cash flow from operations, and proceeds from the sale of the Company's common stock. At January 28, 1996, the Company had a working capital deficit of $808,218 compared to working capital of $108,888 as of January 31, 1995.

Substantially all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

Additions to property and equipment represent the single largest use of funds by the Company. These expenditures are primarily made for the development of new restaurants. Capital expenditures were $1,143,620 for the year ended January 28, 1996, compared to $878,960 for the year ended January 31, 1995. These capital expenditures have resulted in an increase in property and equipment and a decrease in working capital.

The Company plans to continue expansion of the Cotton Patch Cafe concept in fiscal 1997. The Company intends to lease existing restaurant properties which are suitable for conversion to the Cotton Patch concept. It is expected that each conversion will require approximately $300,000 for equipment and remodel costs. New restaurants would be financed with bank debt.

The Company does not expect to pay dividends in the foreseeable future, but rather intends to retain all available funds for the development of the business.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), which establishes a fair value based method of accounting for stock-based compensation plans. Entities are encouraged to adopt all provisions of Statement No. 123 and are required to comply with the disclosure requirements of Statement No. 123. However, it is permissible to continue to account for stock-based compensation under the intrinsic value method of Accounting Principles Board Opinion No. 25 rather than the fair value based method of Statement No. 123. Statement No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The provisions of Statement No. 123, when adopted, will not have a material effect on the financial condition or operating results of the Company.

The Financial Accounting Standards Board has also issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (Statement No.121). Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company believes that the adoption of Statement No. 121 will not have a material effect on its financial statements.

INFLATION

The Company is constantly evaluating ways to improve efficiency, productivity and operational standards in order to increase its return on investment. Management believes it has done an effective job of countering the effects of inflation on operating costs.

The Company's food costs are closely tied to market conditions. The Company has been able to maintain its cost of sales percentages by refining cost controls, directing marketing activities to reemphasize low-cost menu items and selectively increasing menu prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements that the Company is required to file under Item 8 of this Form 10-K are presented on pages F-1 through F-15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1996 Annual Meeting of Stockholders under the section entitled "Election of Directors" and under the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and these portions of such Proxy Statement are herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1996 Annual Meeting of Stockholders under the section entitled "Executive Compensation" and "Directors' Fees" and these portions of such Proxy Statement are herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1996 Annual Meeting of Stockholders under the section entitled "Principal Holders of Securities" and that portion of such Proxy Statement is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related party transactions during the fiscal year ended January 28, 1996.

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    A)   DOCUMENTS FILED AS A PART OF THIS REPORT.

         i)   FINANCIAL STATEMENTS


              See "Index to Financial Statements on Page F-1 of this Report


         ii)  FINANCIAL STATEMENT SCHEDULES

              Not Applicable

         iii) EXHIBITS

              See Item 14(c), "Exhibits" below.

    B)   REPORTS ON FORM 8-K.

         During the last quarter of the fiscal year, no reports on Form 8-K were filed on behalf of the Company with the Commission.

    C)   EXHIBITS.

    3.1 Restated Articles of Incorporation of Grandy's of El Paso, Inc. and Change of Corporate Name to Maverick Restaurant Corporation and Certificate of Correction to Restated Articles of Incorporation of Grandy's of El Paso, Inc. changing the Corporate Name to Maverick Restaurant Corporation as filed with the Secretary of State of the State of Kansas on July 28, 1983 and August 18, 1983, respectively (filed as Exhibit 3.1 to Registration No. 2-86266-FW and such exhibit is hereby incorporated by reference).

    3.2 Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Kansas on May 22, 1984 (filed as Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended January 31, 1985, and such exhibit is hereby incorporated by reference).

    3.3 Bylaws of the Company (filed as Exhibit 3.2 to Registration No. 2-86266-FW and such exhibit is hereby incorporated by reference).

    10.1 Franchise Agreement entered into on July 21, 1983 between C. Howard Wilkins, Jr., Tulsa Food Company (now a part of the Company) and

              Grandy's, Inc. (filed as Exhibit 10.1 to Registration No. 2-86266-FW and such exhibit is hereby incorporated by reference).

    10.1.1 Franchise Agreement entered into on November 1, 1983 between the Company and Grandy's, Inc. (filed as Exhibit 10.1.1 to the Company's Form 10-K for the fiscal year ended January 31, 1984 and such exhibit is hereby incorporated by reference).

    10.1.2 Franchise Agreement entered into on February 1, 1985 between the Company and Grandy's, Inc. (filed as Exhibit 10.1.2 to the Company's Form 10-K for the fiscal year ended January 31, 1985 and such exhibit is hereby incorporated by reference).

    10.1.3 Letter Agreement dated March 21, 1985, amending all Franchise Agreements between the Company and Grandy's, Inc. (filed as
              Exhibit 10.1.3 to the Company's Form 10-K for the fiscal year ended January 31, 1985 and such exhibit is hereby incorporated by reference).

    10.2 Commercial Promissory Note dated February 28, 1994 from the Company to Intrust Bank for the principal amount of $343,324 (filed as Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended January 31, 1994 and such exhibit is hereby incorporated by reference).

    10.3 Commercial Promissory Note dated March 5, 1994 from the Company to Intrust Bank for the principal amount of $239,221 (filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended January 31, 1994 and such exhibit is hereby incorporated by reference).

    10.4 Franchise Agreement entered into on April 1, 1993 between the Company and Cotton Patch Incorporated (filed as Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended January 31, 1993 and such exhibit is hereby incorporated by reference).

    10.5 Development Agreement dated November 1, 1993 between the Company and Cotton Patch Incorporated (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended January 31, 1994 and such exhibit is hereby incorporated by reference).

    10.6 Form of Franchise Agreement between the Company and Cotton Patch Incorporated (filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended January 31, 1994 and such exhibit is hereby incorporated by reference).

    10.7 Maverick Restaurant Corporation 1994 Incentive Stock Option Plan (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended January 31, 1995 and such exhibit is hereby incorporated by reference).*

    23        Consent of KPMG Peat Marwick LLP (filed herewith).

    27        Financial Data Schedule
- ----------------
    *Management's Compensation Plan

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MAVERICK RESTAURANT CORPORATION

                                                 By:    /s/ Chris F. Hotze
                                                    --------------------------
                                                     Chris F. Hotze, President

Date:     April 24, 1996
     ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of the Registrant and in the capacities and on the date indicated.



Signature                              Title                    Date
- ---------                              -----                    ----



 /s/ Chris F. Hotze               President, Chairman of    April 24, 1996
- ---------------------------       the Board and Director    -----------------
Chris F. Hotze                    (Principal Executive
                                  Officer)


 /s/ Linn F. Hohl                 Vice President of         April 24, 1996
- ---------------------------       Finance, Treasurer,       ----------------
Linn F. Hohl                      Assistant Secretary and
                                  Director (Principal
                                  Financial and Accounting
                                  Officer)

 /s/ Andres Mouland               Vice President of         April 24, 1996
- ---------------------------       Operations and Director   ----------------
Andres Mouland

/s/ C. Howard Wilkins, Jr.        Director                  April 24, 1996
- ---------------------------                                ----------------
C. Howard Wilkins, Jr.

                           MAVERICK RESTAURANT CORPORATION

                            Index to Financial Statements
                            -----------------------------


Independent Auditors' Report                                                 F-2


Balance Sheets                                                               F-3


Statements of Operations                                                     F-5


Statements of Stockholders' Equity (Deficit)                                 F-6


Statements of Cash Flows                                                     F-7


Notes to Financial Statements                                                F-8

                             INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Maverick Restaurant Corporation:

We have audited the accompanying balance sheets of Maverick Restaurant Corporation as of January 28, 1996 and January 31, 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended January 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maverick Restaurant Corporation as of January 28, 1996 and January 31, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended January 28, 1996, in conformity with generally accepted accounting principles.

As discussed in note 2 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, in 1994.


                                                 KPMG Peat Marwick LLP

Wichita, Kansas
March 15, 1996

                           MAVERICK RESTAURANT CORPORATION

                                    Balance Sheets

                        January 28, 1996 and January 31, 1995


                                                         1996         1995
                                                         ----         ----
Current assets:
  Cash and cash equivalents                          $   195,365      801,429
  Accounts receivable, including $20,086
    from related parties in 1995                          13,006       30,082
  Inventories                                            109,074      111,469
  Prepaid expenses                                       103,246       66,899
                                                       ---------    ---------
      Total current assets                               420,691    1,009,879
                                                       ---------    ---------

Property and equipment (notes 3 and 4):
  Land                                                   168,800      168,800
  Buildings                                              288,449      211,200
  Leasehold improvements                               1,333,727      881,837
  Equipment and fixtures                               3,488,869    3,044,027
  Leased property under capital leases                 1,832,176    1,832,176
                                                       ---------    ---------
                                                       7,112,021    6,138,040
  Less accumulated depreciation and amortization       3,070,944    2,795,658
                                                       ---------    ---------
      Total property and equipment                     4,041,077    3,342,382
                                                       ---------    ---------
Other assets:
  Cost in excess of net tangible assets of purchased
    business, net of amortization of $412,040 and
    $367,892                                             209,462      253,610
  License fees, net of amortization of $60,067 and
    $58,983                                               92,996       86,080
  Deposits and other                                       7,554        6,624
                                                       ---------    ---------
      Total other assets                                 310,012      346,314
                                                       ---------    ---------
      Total assets                                   $ 4,771,780    4,698,575
                                                       ---------    ---------
                                                       ---------    ---------


See accompanying notes to financial statements.

                           MAVERICK RESTAURANT CORPORATION

                        January 28, 1996 and January 31, 1995


                                                       1996         1995
                                                       ----         ----

Current liabilities:
   Current portion of long-term debt (note 3)        $   234,729      128,727
   Current portion of obligations under capital
     leases (note 4)                                      63,540       56,637
   Accounts payable                                      533,304      396,534
   Accrued payroll                                       137,589      113,306
   Other accrued liabilities                             259,747      205,787
                                                       ---------    ---------
         Total current liabilities                     1,228,909      900,991
                                                       ---------    ---------
Long-term debt, less current portion (note 3)            332,475      355,062
Obligations under capital leases, less current
  portion (note 4)                                     1,457,062    1,520,544
Deferred credits (note 4)                                 24,204       26,507

Stockholders' equity (note 5):
   Preferred stock, $.01 par value, authorized
     10,000,000 shares, none issued                          -            -
   Common stock, $.01 par value, authorized
     20,000,000 shares, issued 6,141,458 shares
     at January 28, 1996 and January 31, 1995             61,414       61,414
   Additional paid-in capital                          6,131,984    6,122,984
   Accumulated deficit                                (4,194,268)  (4,018,927)
   Treasury stock, 60,000 shares of common stock
     at cost                                            (270,000)    (270,000)
                                                       ---------    ---------
         Total stockholders' equity                    1,729,130    1,895,471

Commitments (note 4)
                                                       ---------    ---------

         Total liabilities and stockholders' equity  $ 4,771,780    4,698,575
                                                       ---------    ---------
                                                       ---------    ---------

See accompanying notes to financial statements.

                           MAVERICK RESTAURANT CORPORATION

                               Statements of Operations

                    Years Ended January 28, 1996, January 31, 1995
                                 and January 31, 1994




                                            1996            1995         1994
                                            ----            ----         ----

Net sales                               $ 10,668,573       9,106,111    7,517,756
                                          ----------       ---------    ---------

Costs and expenses:
   Cost of goods sold                      3,359,662       2,859,132    2,370,217
   Operating expenses (note 4)             6,305,378       5,300,729    4,482,954
   Depreciation and amortization             479,163         365,084      321,282
   General and administrative                493,836         435,915      498,354
                                          ----------       ---------    ---------
         Total expenses                   10,638,039       8,960,860    7,672,807
                                          ----------       ---------    ---------

         Operating income (loss)              30,534         145,251     (155,051)
                                          ----------       ---------    ---------

Other income (expense):
   Interest income                            18,575          23,718         -
   Interest expense                         (224,450)       (183,269)    (147,143)
   Gain on sale of restaurants (note 7)         -               -         175,342
                                          ----------       ---------    ---------
         Total other income (expense)       (205,875)       (159,551)      28,199

         Loss before income taxes           (175,341)        (14,300)    (126,852)

Income taxes (note 6)                           -               -            -
                                          ----------       ---------    ---------

Net loss                                $   (175,341)        (14,300)    (126,852)
                                          ----------       ---------    ---------
                                          ----------       ---------    ---------

Net loss per common share               $       (.03)           -            (.02)
                                          ----------       ---------    ---------
                                          ----------       ---------    ---------

Average shares outstanding                 6,081,458       6,067,665    5,113,607
                                          ----------       ---------    ---------
                                          ----------       ---------    ---------


See accompanying notes to financial statements.

                           MAVERICK RESTAURANT CORPORATION

                     Statements of Stockholders' Equity (Deficit)

                    Years Ended January 28, 1996, January 31, 1995
                                 and January 31, 1994



                                                     Additional
                                     Common            Paid-In          Accumulated            Treasury
                                     Stock             Capital             Deficit               Stock               Total
                                     -----             -------             -------               -----               -----

Balance, January 31, 1993         $   50,300           4,005,848          (3,877,775)           (270,000)            (91,627)
Sale of common stock (note 5)         10,833           1,989,167                -                   -              2,000,000
Contributed capital (note 5)            -                 69,250                -                   -                 69,250
Net loss                                -                   -               (126,852)               -               (126,852)
                                   ---------           ---------           ---------             -------           ---------

Balance, January 31, 1994             61,133           6,064,265          (4,004,627)           (270,000)          1,850,771
Sale of common stock (note 5)            281              49,719                -                   -                 50,000
Contributed capital (note 5)            -                  9,000                -                   -                  9,000
Net loss                                -                   -                (14,300)               -                (14,300)
                                   ---------           ---------           ---------             -------           ---------

Balance, January 31, 1995             61,414           6,122,984          (4,018,927)           (270,000)          1,895,471
Contributed capital (note 5)            -                  9,000                -                   -                  9,000
Net loss                                -                   -               (175,341)               -               (175,341)
                                   ---------           ---------           ---------             -------           ---------

Balance, January 28, 1996         $   61,414           6,131,984          (4,194,268)           (270,000)          1,729,130
                                   ---------           ---------           ---------             -------           ---------
                                   ---------           ---------           ---------             -------           ---------


See accompanying notes to financial statements.

                           MAVERICK RESTAURANT CORPORATION

                               Statements of Cash Flows

                    Years Ended January 28, 1996, January 31, 1995
                                 and January 31, 1994



                                                         1996                1995                1994
                                                         ----                ----                ----

Cash flows from operating activities:
 Net loss                                            $  (175,341)            (14,300)           (126,852)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                         479,163             365,084             321,282
   Gain on sale of restaurants                              -                   -               (175,342)
   Changes in assets and liabilities, net of
    effects of sale of restaurant operations:
     (Increase) decrease in receivables                   17,076             (23,062)             (1,873)
     (Increase) decrease in inventories                    2,395             (24,932)                609
     (Increase) decrease in prepaid expenses             (36,347)            (16,956)              3,748
     Increase in accounts payable                        136,770              16,562              32,200
     Increase (decrease) in accrued expenses              78,243              52,167            (337,095)
     Decrease in notes payable to vendors                   -                   -               (136,389)
     Cost applicable to closed restaurants                  -                (19,159)            (44,641)
     Noncash compensation expense                          9,000               9,000              69,250
     Other                                                  (930)             (2,529)               -
                                                       ---------           ---------           ---------
      Cash provided by (used in) operating
       activities                                        510,029             341,875            (395,103)
                                                       ---------           ---------           ---------

Cash flows from investing activities:
 Additions to property and equipment                  (1,143,620)           (878,960)           (612,288)
 Proceeds from sale of property and equipment             18,691                -                   -
 Proceeds from sale of restaurants, net                     -                   -                315,553
 Additions to license fees                               (18,000)            (27,000)            (34,000)
                                                       ---------           ---------           ---------
      Cash used in investing activities               (1,142,929)           (905,960)           (330,735)
                                                       ---------           ---------           ---------

Cash flows from financing activities:
 Sale of common stock                                       -                 50,000           2,000,000
 Long-term borrowings                                    210,000                -                300,000
 Repayment of long-term borrowings and capital lease
  obligations                                           (183,164)           (190,776)           (127,134)
 Repayment of short-term borrowings                         -                   -                 (3,000)
                                                       ---------           ---------           ---------
      Cash provided by (used in) financing
       activities                                         26,836            (140,776)          2,169,866
                                                       ---------           ---------           ---------

Net increase (decrease) in cash and cash equivalents    (606,064)           (704,861)          1,444,028
Cash and cash equivalents at beginning of year           801,429           1,506,290              62,262
                                                       ---------           ---------           ---------

Cash and cash equivalents at end of year             $   195,365             801,429           1,506,290
                                                       ---------           ---------           ---------
                                                       ---------           ---------           ---------

Cash paid during the year for:
 Interest                                            $   224,450             186,494             182,972
 Income taxes                                               -                   -                   -




See accompanying notes to financial statements.

                           MAVERICK RESTAURANT CORPORATION

                            Notes to Financial Statements

                    Years Ended January 28, 1996, January 31, 1995
                                 and January 31, 1994


(1) OPERATIONS
    Maverick Restaurant Corporation (the Company) operates eight franchised
         Grandy's restaurants located in Texas, Oklahoma and New Mexico and also owns and operates seven franchised Cotton Patch Cafes located in Oklahoma, Texas and Arkansas. Grandy's is a family fast food restaurant specializing in crispy southern fried chicken and country fried steak dinners. Cotton Patch Cafe is a casual, full service family-style restaurant specializing in home-style cooking. The Cotton Patch Cafe concept features a variety of full entree meals all prepared to order.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (a)  FISCAL YEAR
             Prior to fiscal year 1996, the Company operated on a fifty-two week period ending on January 31. In fiscal year 1996, the Company changed its fiscal year from January 31 to a fifty-two or fifty-three week period ending on the last Sunday in January. The accompanying 1996 financial statements represent the fifty-two week period ended January 28, 1996. Management believes the impact of the change on the fiscal 1996 financial statements is not material.

    (b)  INVENTORIES
         Inventories are stated at the lower of cost (first-in, first-out) or market.

    (c)  PROPERTY AND EQUIPMENT
         Property and equipment is recorded at cost. Depreciation is computed by the straight-line method based on the estimated useful life of the asset. Leasehold improvements are amortized over the life of the building lease. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized.

    (d)  CAPITAL LEASES
         Leases are accounted for in accordance with the provisions of Financial Accounting Standards Board Statement No. 13 (see note
              4).

    (e)  LICENSE FEES
         A license fee for each restaurant is payable on commencement of construction. Amortization is provided, beginning when the restaurant is opened, on the straight-line method over the initial term of the related restaurant lease.

    (f)  INTANGIBLE ASSETS
         Cost in excess of net tangible assets of purchased business is amortized on a straight-line basis over the remaining life of the building leases. Recoverability of intangible assets is assessed periodically based on the relationship of operating income with the carrying value of intangible assets on an individual restaurant basis.

    (g)  PRE-OPENING COSTS
         Pre-opening costs are charged to operations as incurred.

    (h)  INCOME TAXES
         Effective February 1, 1993, the Company adopted Statement of Financial
              Accounting Standards No. 109 (Statement 109), ACCOUNTING FOR INCOME TAXES. There was no cumulative effect of adoption of Statement 109 as of February 1, 1993.

         Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities and operating loss and tax credit carryforwards based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

    (i)  USE OF ESTIMATES
         The preparation of the financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (j)  NET LOSS PER SHARE
         Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

    (k)  STATEMENTS OF CASH FLOWS
         For purposes of the statements of cash flows, the Company considers all cash on hand and in certificates of deposit (with original maturities of 90 days or less) with depository institutions as cash and cash equivalents. Noncash investing and financing activities in 1995 and 1994 included the following:


                                                              1995         1994
                                                              ----         ----
               Assignment of capital lease obligations as
                a result of the sale of three restaurants
                to Red Apple Corporation (see note 7)       $    -         519,339
               Addition to capital leases                    495,000         -


(3) LONG-TERM DEBT
    As of January 28, 1996 and January 31, 1995, long-term debt consisted of the following:


                                                            1996         1995
                                                            ----         ----


     Note payable to bank, due in monthly
      installments of $3,740 beginning March
      1996 through February 2001, including
      interest at prime rate plus 1% (10.25%
      at January 28, 1996)                               $ 100,000         -
     Note payable to bank, due in monthly
      installments of $9,400, including
      interest, at prime rate plus 1%
      (10.25% at January 28, 1996) with
      final installment due on July 5, 1996                 60,966      161,309
     Mortgage note due in monthly install-
      ments of $4,965 including interest at
      prime rate plus 1% (10.25% at January
      28, 1996) through March 1997 with the
      remaining balance then due                           296,238      322,480
     Note payable to bank bearing interest at
      prime rate plus 1% (10.25% at January
      28, 1996), interest only due monthly
      with principal due May 1996                          110,000         -
                                                           -------      -------
                                                           567,204      483,789
Less current portion                                       234,729      128,727
                                                           -------      -------

Long-term debt, less current portion                     $ 332,475      355,062
                                                           -------      -------
                                                           -------      -------


    Principal amounts payable on the above notes during each of the next three fiscal years are as follows: 1997 - $234,729; 1998 - $305,475; and
         1999 - $27,000.

    The notes payable to bank are collateralized by restaurant equipment with a net book value of $1,282,332 and the personal guarantees of three officers and a major stockholder. The mortgage note due in March 1997 is collateralized by a first lien on certain land, building and restaurant equipment with an aggregate net book value of $1,146,253 and a personal guarantee by a major stockholder.

(4) LEASE AGREEMENTS
    The Company leases its restaurant facilities under agreements with lease terms of 10 to 20 years generally with a provision for one or two renewal options of five years each. These agreements provide for minimum annual rentals and, in certain instances, contingent rentals based on sales performance. The Company is obligated to pay real estate taxes, insurance and maintenance.

    The Company has also entered into a lease agreement for its Corporate offices. The lease agreement has a term of five years with a provision for two renewal options of three years each. The lease agreement provides for minimum annual rentals and additional rentals based on operating costs incurred by the lessor. The Company is obligated to pay real estate taxes, insurance and maintenance.

    Future minimum lease payments required for the years subsequent to January
         28, 1996, under operating leases are as follows:

              1997                                                  $   895,441
              1998                                                      825,598
              1999                                                      684,497
              2000                                                      624,875
              2001                                                      636,847
              Thereafter                                              3,273,395
                                                                      ---------

                                                                    $ 6,940,653
                                                                      ---------
                                                                      ---------

    Minimum annual rentals under operating leases were $745,441, $663,951 and $662,906 for the fiscal years ended January 28, 1996, January 31, 1995 and January 31, 1994, respectively. In addition, there were percentage rental payments in the amount of $880, $3,842 and $3,278 for the fiscal years ended January 28, 1996, January 31, 1995 and January 31, 1994, respectively.

    Property and accumulated amortization accounts at January 28, 1996 include
         $1,832,176 and $674,176, respectively, for leases that have been capitalized. Generally, the building portions of such leases are capitalized whereas the land portion of such leases are considered operating leases. The future minimum lease payment obligations under capital leases for the years subsequent to January 28, 1996, are as follows:

              1997                                                  $   234,861
              1998                                                      234,861
              1999                                                      234,861
              2000                                                      234,861
              2001                                                      234,861
              Thereafter                                              1,775,291
                                                                      ---------
                                                                      2,949,596
              Less amount representing interest                       1,428,994
                                                                      ---------
              Total obligations under capital leases                  1,520,602
              Less current portion                                       63,540
                                                                      ---------

              Obligations under capital leases, less
              current portion                                       $ 1,457,062
                                                                      ---------
                                                                      ---------

    Deferred credits consist of gains on the sale-leaseback of properties which have been deferred and are being amortized over the life of the respective lease.



    The Company, as lessor, leases two properties to outside third parties.
         Property and accumulated depreciation accounts at January 28, 1996 include $380,000 and $21,540, respectively, for properties that have been leased.

    Future minimum lease payments to be received subsequent to January 28, 1996 are as follows:

              1997                                                    $  58,000
              1998                                                       58,000
              1999                                                       58,000
              2000                                                       63,000
              2001                                                       68,000
              Thereafter                                                238,000
                                                                        -------

                                                                      $ 543,000
                                                                        -------
                                                                        -------

(5) STOCKHOLDERS' EQUITY
    On October 13, 1993, the Company entered into an Agreement to sell in a private transaction, shares of its common stock valued at $2,000,000. The Agreement provided that the price per share of the common stock to be sold would be based on market value, discounted by 15%, but would not be less than $1.50 nor more than $2.00 per share. On October 13, 1993, the Company sold 333,333 shares of restricted common stock for a total of $500,000. On January 12, 1994, the Company sold 750,000 shares of restricted common stock for a total of $1,500,000.

    In addition, on October 13, 1993, the Board of Directors granted an option to purchase 50,000 shares to a major stockholder of the Company. The options were granted to the major stockholder in exchange for services performed in obtaining the additional equity financing discussed above. The exercise price is $1.50 per share for the first 12,500 shares exercised and $2.00 per share for the remaining 37,500 shares. On July 31, 1994, 28,125 shares were exercised at a total price of $50,000. The remaining options expired on October 13, 1995.

    The Company's President worked on behalf of the Company during 1996, 1995 and 1994 without receiving compensation from the Company. The Company determined that the President performed services valued at $9,000 which was paid by a corporation owned by a major stockholder of the Company. Accordingly, such amount has been recorded as compensation expense with a corresponding credit to additional paid-in capital in the accompanying financial statements. Additionally, during 1994, certain executives and employees of the Company were gifted, in aggregate, 241,000 shares of the Company's common stock from a major stockholder. The shares gifted had a fair value of $60,250 at the date of gift. Such amount has been recorded in the accompanying 1994 financial statements as compensation expense with a corresponding credit to additional paid-in capital.

    In March 1984, the Company adopted an Employee Incentive Stock Option Plan for a ten-year term to grant options for the purchase of up to 475,000 shares of common stock. The Plan provides that the Company may grant options to certain employees at the fair market value of the stock at the grant date. One-half of the option is exercisable six months after the grant date and one-half eighteen months after the grant date. Following is a summary of the activity in the Plan for the three years ended January 28, 1996:


                                           Number of                Per Share
                                             Shares               Exercise Price
                                             ------               --------------
Balance, January 31, 1993                    269,100                $.29 - $5.06
   Granted                                      -
   Exercised                                    -
   Canceled                                   13,300                $.29 - $5.06
                                             -------                 -----------

Balance, January 31, 1994                    255,800                $.29 - $2.81
   Granted                                      -
   Exercised                                    -
   Canceled                                   18,500                $.29 - $2.81
                                             -------                 -----------

Balance, January 31, 1995                    237,300                $.29 - $2.81
   Canceled                                   51,300                $.29 - $2.81
                                             -------                 -----------

Balance, January 28, 1996                    186,000                $.29 - $2.81
                                             -------                 -----------

Exercisable at January 28, 1996              186,000                $.29 - $2.81
                                             -------                 -----------
                                             -------                 -----------


    On July 25, 1994, the Company adopted an Employee Incentive Stock Option
         Plan for a ten-year term to grant options for the purchase of up to 600,000 shares of stock. The Plan provides that the Company may grant options to certain employees at the fair market value at the grant date. Ten percent of the option can be exercised after one year, an additional 15% after the second year and 25% in each of the next three years. Following is a summary of the activity in the Plan for the two years ended January 28, 1996:


                                        Number of                Per Share
                                          Shares               Exercise Price
                                          ------               --------------
Balance, January 31, 1994                    -                          -
   Granted                                 51,467              $1.50 - $2.875
                                          -------               -------------

Balance, January 31, 1995                  51,467              $1.50 - $2.875
   Granted                                155,366              $ .84 - $1.940
   Canceled                                60,129              $1.44 - $2.875
                                          -------               -------------

Balance, January 28, 1996                 146,704              $ .84 - $2.875
                                          -------               -------------
                                          -------               -------------

Exercisable at January 28, 1996               870                      $2.875
                                          -------               -------------
                                          -------               -------------


(6) INCOME TAXES
    As of January 28, 1996, the Company has net operating loss carryforwards for income tax purposes of approximately $3,644,000 which, if not used, will expire $552,000 in fiscal 2001, $984,000 in fiscal 2002, $1,193,000 in fiscal 2003, $434,000 in fiscal 2004, $134,000 in fiscal
         2005, $7,000 in fiscal 2006, $180,000 in fiscal 2008, $44,000 in fiscal 2009 and $116,000 in fiscal 2010.

    The Company also has approximately $167,000 of investment tax credit carryforwards available which, if not used, will expire $42,000 in fiscal 1999, $111,000 in fiscal 2000 and $14,000 in fiscal 2001.

    The total provision for income taxes varied from the Federal statutory rate for the following reasons:

                                        1996           1995           1994
                                        ----           ----           ----

Computed "expected" tax benefit        (34.0)%        (34.0)%        (34.0)%
Increase (decrease) in income taxes
  resulting from:
   Losses producing no current tax
     benefit                            34.0           34.0           34.0
                                        -----          -----          -----

                                          -  %           -  %           -  %
                                        -----          -----          -----
                                        -----          -----          -----

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 28, 1996 and January 31, 1995 are presented below:



                                                            1996         1995
                                                            ----         ----

Deferred tax assets:
   Net operating loss carryforwards                     $ 1,384,575    1,340,773
   Investment tax credits                                   167,000      256,000
   Capital leases                                           137,788      124,478
   Other                                                     17,747       18,622
                                                          ---------    ---------
     Total gross deferred tax assets                      1,707,110    1,739,873
     Less valuation allowance                            (1,650,761)  (1,678,435)
                                                          ---------    ---------

     Net deferred tax assets                                 56,349       61,438
                                                          ---------    ---------

Deferred tax liabilities:
   Property and equipment, principally
    due to differences in depreciation                      (56,349)     (61,438)
                                                          ---------    ---------

     Net deferred tax assets (liabilities)              $      -            -
                                                          ---------    ---------
                                                          ---------    ---------


(7) GAIN ON SALE OF RESTAURANTS
    On February 16, 1993, the Company sold all of its assets and assigned all of its leasehold interests in three restaurants located in Missouri to Red Apple Corporation. Red Apple Corporation is owned by five individuals, three of which are officers and directors of the Company (Chris F. Hotze, Andres Mouland and Linn F. Hohl) and one of which is a major stockholder of the Company (C. Howard Wilkins, Jr.). The consideration received for these assets consisted of $300,000 plus the value of the petty cash and the cost of inventories. The Company recognized a gain of $175,342 on this disposition.

(8) QUARTERLY INCOME DATA (UNAUDITED)
    Selected quarterly income data is as follows:



                                                                         Net             Earnings
                                                   Gross              Earnings           (Loss)
                                Sales              Margin               (Loss)          Per Share
                                -----              ------               ------          ---------
Fiscal 1996 Quarters:
  1st quarter              $  2,736,676           1,886,761             123,028             .02
  2nd quarter                 2,832,743           1,948,116              24,166              -
  3rd quarter                 2,696,893           1,836,869            (126,575)           (.02)
  4th quarter                 2,402,261           1,637,165            (195,960)           (.03)
                             ----------           ---------             -------             ---
        Total              $ 10,668,573           7,308,911            (175,341)           (.03)
                             ----------           ---------             -------             ---
                             ----------           ---------             -------             ---

Fiscal 1995 Quarters:
  1st quarter              $  2,255,884           1,556,893             101,325             .02
  2nd quarter                 2,275,060           1,562,673              20,889              -
  3rd quarter                 2,143,964           1,455,436             (89,100)           (.01)
  4th quarter                 2,431,203           1,671,977             (47,414)           (.01)
                             ----------           ---------             -------             ---
        Total              $  9,106,111           6,246,979             (14,300)             -
                             ----------           ---------             -------             ---
                             ----------           ---------             -------             ---



(9) FAIR VALUE OF FINANCIAL INSTRUMENTS
    The Company has determined the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of variable rate debt instruments approximate their fair value because the interest rates on these instruments change with market interest rates. For all other financial instruments including cash, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value because of the short maturity of these instruments.

                                    EXHIBIT INDEX                     Sequential
                                                                        PAGE NO.

    3.1 Restated Articles of Incorporation of Grandy's of El Paso, Inc. and Change of Corporate Name to Maverick Restaurant Corporation and Certificate of Correction to Restated Articles of Incorporation of Grandy's of El Paso, Inc. changing the Corporate Name to Maverick Restaurant Corporation as filed with the Secretary of State of the State of Kansas on July 28, 1983 and August 18, 1983, respectively (filed as Exhibit 3.1 to Registration No. 2-86266-FW and such exhibit is hereby incorporated by reference).

    3.2 Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Kansas on May 22, 1984 (filed as Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended January 31, 1985, and such exhibit is hereby incorporated by reference).

    3.3 Bylaws of the Company (filed as Exhibit 3.2 to Registration No. 2-86266-FW and such exhibit is hereby incorporated by reference).

    10.1 Franchise Agreement entered into on July 21, 1983 between C. Howard Wilkins, Jr., Tulsa Food Company (now a part of the Company) and Grandy's, Inc. (filed as Exhibit 10.1 to Registration No. 2-86266-FW and such exhibit is hereby incorporated by reference).

    10.1.1 Franchise Agreement entered into on November 1, 1983 between the Company and Grandy's, Inc. (filed as Exhibit 10.1.1 to the Company's Form 10-K for the fiscal year ended January 31, 1984 and such exhibit is hereby incorporated by reference).

    10.1.2 Franchise Agreement entered into on February 1, 1985 between the Company and Grandy's, Inc. (filed as Exhibit 10.1.2 to the Company's Form 10-K for the fiscal year ended January 31, 1985 and such exhibit is hereby incorporated by reference).

    10.1.3 Letter Agreement dated March 21, 1985, amending all Franchise Agreements between the Company and Grandy's, Inc. (filed as
              Exhibit 10.1.3 to the Company's Form 10-K for the fiscal year ended January 31, 1985 and such exhibit is hereby incorporated by reference).

    10.2 Commercial Promissory Note dated February 28, 1994 from the Company to Intrust Bank for the principal amount of $343,324 (filed as Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended January 31, 1994 and such exhibit is hereby incorporated by reference).

                                         (i)

    10.3 Commercial Promissory Note dated March 5, 1994 from the Company to Intrust Bank for the principal amount of $239,221 (filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended January 31, 1994 and such exhibit is hereby incorporated by reference).

    10.4 Franchise Agreement entered into on April 1, 1993 between the Company and Cotton Patch Incorporated (filed as Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended January 31, 1993 and such exhibit is hereby incorporated by reference).

    10.5 Development Agreement dated November 1, 1993 between the Company and Cotton Patch Incorporated (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended January 31, 1994 and such exhibit is hereby incorporated by reference).

    10.6 Form of Franchise Agreement between the Company and Cotton Patch Incorporated (filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended January 31, 1994 and such exhibit is hereby incorporated by reference).

    10.7 Maverick Restaurant Corporation 1994 Incentive Stock Option Plan (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended January 31, 1995 and such exhibit is hereby incorporated by reference.*

    23        Consent of KPMG Peat Marwick LLP (filed herewith).

    27        Financial Data Schedule
________________
    *Management's Compensation Plan

                                         (ii)