Form 10-Q
period 1996-04-28
MAVERICK RESTAURANT CORP
filed 1996-06-14
CIK 727089

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549



(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended April 28, 1996

                                          OR


[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________to_______________

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

     As of April 28, 1996, 6,081,458 shares of common stock $.01 par value were outstanding.

                            PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           MAVERICK RESTAURANT CORPORATION
                                    BALANCE SHEETS
                                     (Unaudited)



                                            ASSETS                       April 28,           January 31,
                                                                         ----------          -----------
                                                                            1996                1996
                                                                         ----------          -----------
Current assets:
   Cash and cash equivalents                                             $  170,182          $  195,365
   Accounts receivable - trade                                               19,868              13,006
   Inventories                                                              122,854             109,074
   Prepaid expenses                                                          66,489             103,246
                                                                         ----------          ----------
      Total current assets                                                  379,393             420,691
                                                                         ----------          ----------

Property and equipment:
   Land                                                                     168,800             168,800
   Buildings                                                                291,249             288,449
   Leasehold improvements                                                 1,374,221           1,333,727
   Equipment and fixtures                                                 3,534,161           3,488,869
   Leased property under capital lease                                    2,217,980           1,832,176
                                                                         ----------          ----------
                                                                          7,586,411           7,112,021
   Less: accumulated depreciation and amortization                        3,192,701           3,070,944
                                                                         ----------          ----------
                                                                          4,393,710           4,041,077
                                                                         ----------          ----------
Other assets:
   Cost in excess of net tangible assets of purchased
    business, net of amortization of $423,077 and $412,040                  198,425             209,462
   License fees, net of amortization of $61,916 and $60,067                 100,147              92,996
   Deposits                                                                   6,054               7,554
                                                                         ----------          ----------
                                                                            304,626             310,012
                                                                         ----------          ----------


                                                                         $5,077,729          $4,771,780
                                                                         ----------          ----------
                                                                         ----------          ----------

                               LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current portion of long term debt                                     $  201,827          $  234,729
   Current portion of obligation under capital lease                         63,540              63,540
   Accounts payable                                                         550,134             533,304
   Accrued payroll                                                          136,656             137,589
   Other accrued liabilities                                                250,856             259,747
                                                                         ----------          ----------
      Total current liabilities                                           1,203,013           1,288,909
                                                                         ----------          ----------

Long-term debt, less current portion                                        401,307             332,475
Obligation under capital lease, less current portion                      1,826,383           1,457,062
Deferred credits                                                             23,629              24,204

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 10,000,000
      shares, none issued                                                     -                   -
   Common stock, $.01 par value, authorized 20,000,000 shares,
      issued  6,141,458,  outstanding 6,081,458                              61,414              61,414
   Additional paid-in capital                                             6,131,984           6,131,984
   Accumulated deficit                                                   (4,300,001)         (4,194,268)
   Treasury stock, 60,000 shares of common stock                         (  270,000)         (  270,000)
                                                                         ----------          ----------
      Total stockholders' equity                                          1,623,397           1,729,130
                                                                         ----------          ----------

                                                                         $5,077,729          $4,771,780
                                                                         ----------          ----------
                                                                         ----------          ----------


                          See notes to financial statements

                           MAVERICK RESTAURANT CORPORATION
                               STATEMENT OF OPERATIONS
                                     (Unaudited)



                                                            Three Months Ended
                                                       April 28            April 30
                                                      ------------------------------
                                                         1996                1995
                                                      ----------          ----------
Net sales                                             $2,762,316          $2,736,676
                                                      ----------          ----------
Costs and expenses:
   Cost of goods sold                                    878,369             849,915
   Operating expenses                                  1,669,202           1,485,874
   Depreciation and amortization                         134,067             113,612
   General and administrative                            125,268             116,976
                                                      ----------          ----------
                                                       2,806,906           2,566,377
                                                      ----------          ----------

Operating income (loss)                                  (44,590)            170,299
                                                      ----------          ----------

Other income (expense)
   Interest income                                         -                  10,156
   Interest expense                                      (61,143)            (57,428)
                                                         (61,143)            (47,272)
                                                      ----------          ----------


Earnings (loss) before income taxes                     (105,733)            123,027
Provision for income taxes                                  -                    -
                                                      ----------          ----------

Net earnings (loss)                                   $ (105,733)         $  123,027
                                                      ----------          ----------
                                                      ----------          ----------


Net earnings (loss) per common share                  $     (.02)         $      .02
                                                      ----------          ----------
                                                      ----------          ----------

Average shares outstanding                             6,081,458           6,081,458
                                                      ----------          ----------
                                                      ----------          ----------


                          See notes to financial statements.

                           MAVERICK RESTAURANT CORPORATION
                               STATEMENTS OF CASH FLOW
                                     (Unaudited)


                                                                           Three Months Ended
                                                                      April 28             April 30
                                                                     ------------------------------
                                                                        1996                 1995
                                                                     ----------          ----------
Operating Activities
   Net earnings                                                      $ (105,733)            101,325
   Adjustments to reconcile net earnings
      to net cash provided by operations:
      Depreciation and amortization                                     134,067              85,971
      Changes in assets and liabilities
      (Increase) decrease in accounts receivable                        ( 6,862)            (15,640)
      (Increase) decrease in inventories                                (13,780)            (17,385)
      (Increase) decrease in prepaid expenses                            36,757              10,807
      Increase (decrease) in accounts payable                            16,830             ( 5,353)
      Increase (decrease) in accrued expenses                           ( 9,824)             17,364
      Other - net                                                         1,500             (   504)
                                                                     ----------          ----------

Net cash provided (used) by operating activities                         52,955             157,426
                                                                     ----------          ----------

Investing activities
   Purchase of property and equipment                                  ( 88,585)           (310,939)
   Purchase of license fees                                            (  9,000)            ( 9,000)
                                                                     ----------          ----------
Net cash provided (used) by investing activities                       ( 97,585)           (319,939)

Financing activities
   Long-term borrowings                                                  75,000                   -
   Repayment of long-term borrowings
      and capital lease obligations                                    ( 55,553)            (52,367)
                                                                     ----------          ----------
Net cash provided (used) by financing activities                         19,447             (52,367)
                                                                     ----------          ----------

Net increase (decrease) in cash and cash equivalents                   ( 25,183)           (214,880)
Cash and cash equivalents at beginning of period                        195,365           1,506,290
                                                                     ----------          ----------

Cash and cash equivalents at the end of period                       $  170,182          $1,291,410
                                                                     ----------          ----------
                                                                     ----------          ----------


                          See notes to financial statements.

                           MAVERICK RESTAURANT CORPORATION
                           Notes to Financial Statements
                                     (Unaudited)


                                    April 28, 1996


(1)  BASIS OF PRESENTATION
    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 28, 1996 are not necessarily indicative of the results that may be expected for the year ended January 26, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 24, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 28, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995.

    For the three months ended April 28, 1996, sales were $2,762,316 as compared to sales of $2,736,676 for the first quarter of the prior year. The Company operated eight Grandy's restaurants and eight Cotton Patch Cafes as of April 28, 1996 as compared to nine Grandy's restaurants and five Cotton Patch Cafes as of
April 30, 1995.   Same store sales from the eight Grandy's restaurants, for the first quarter ended April 28, 1996, were down 2.2% as compared to the first quarter of the prior year.

    Cost of sales, as a percentage of total sales, was 31.8% and 31.1% for the 1996 and 1995 periods respectively. Management does not expect any significant change in cost of sales as a percentage of total sales during the second quarter.

     Operating expenses as a percentage of total sales was 60.4% and 54.3% for the 1996 and 1995 periods respectively. The increase in operating expenses, as a percentage of total sales, can be attributed primarily to the spreading of certain fixed and semi-variable costs over lower per unit sales.

     Depreciation and amortization has increased from the 1995 period to 1996 as a result of operating more restaurants. Depreciation and amortization is directly related to the acquisition or disposition of fixed assets. The Company operated sixteen restaurants as of April 28, 1996 as compared to fourteen as of April 30, 1995.

     General and administrative expense, as a percentage of total sales, was 4.5% and 4.3% for the 1996 and 1995 periods respectively. Management expects these costs to remain around 5.0% of sales the remainder of the year.

    Interest expense for the three months ended April 28, 1996 was $61,143 as compared to $57,428 for the three months ended April 30, 1995. Interest represents interest expense on all debt.

    The Company recorded a loss of $105,733 for the first quarter ended April 28, 1996, as compared to earnings of $123,027. This poor performance can be attributed to a sales decline from our eight unit Cotton Patch division. The sales decline is the result of substantial competitive intrusion in our small town markets from concepts such as Red Lobster, Golden Corral, Garfields, Perkins, El Chico, Cafe U.S.A. and others. As a result we have stepped up our marketing efforts and believe we are gaining back some of our market share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds to finance its business have been its cash flow from operations, and proceeds from the sale of the Company's common stock. At April 28, 1996, the Company had a working capital deficit of $823,620 compared to working capital of $238,239 as of April 30, 1994.

     Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

    Additions to property and equipment represent the single largest use of
funds by the Company.   These expenditures are primarily made for the
development of new restaurants. Capital expenditures were $97,585 for three months ended April 28, 1996, compared to $61,477 for the three months ended April 30, 1995. These capital expenditures have resulted in an increase in property and equipment and a decrease in working capital.

     The Company will actively pursue the sale of our eight store Grandy's division. The Company intends to continue expansion of the eight store Cotton Patch concept, but only on a very selected basis. The Company intends to lease existing restaurant properties which are suitable for conversion to the Cotton Patch concept. It is expected that each conversion will require approximately $300,000 for equipment and remodel costs. Also, the Company will continue to look at different franchise or acquisition opportunities. Any growth or acquisitions would be financed with bank debt.

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



                                         MAVERICK RESTAURANT CORPORATION
                                                 (Registrant)


Date June 10, 1996                            /s/    LINN F. HOHL
     ---------------------             -------------------------------------
                                            Linn F. Hohl - Vice President
                                                           of Finance,
                                                           Secretary and
                                                           Treasurer