Form 10-Q
period 1996-10-27
MAVERICK RESTAURANT CORP
filed 1996-12-11
CIK 727089

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 1996

                                          OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

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
Yes       No  X  .
   -----    -----

     As of October 27, 1996, 7,081,458 shares of common stock $.01 par value were outstanding.

                          PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         MAVERICK RESTAURANT CORPORATION
                                  BALANCE SHEETS
                                   (Unaudited)

                                      ASSETS

                                                               October 27,       January 28,
                                                                  1996              1996
                                                               -----------       -----------
Current assets:
   Cash and cash equivalents                                    $  289,658        $  195,365
   Accounts receivable - trade                                      11,867            13,006
   Inventories                                                     156,456           109,074
   Prepaid expenses                                                318,713           103,246
                                                               -----------       -----------
      Total current assets                                         776,694           420,691
                                                               -----------       -----------
Property and equipment:
   Land                                                               -              168,800
   Buildings                                                       163,731           288,449
   Leasehold improvements                                        1,347,780         1,333,727
   Equipment and fixtures                                        3,542,157         3,488,869
   Leased property under capital lease                           1,903,191         1,832,176
                                                               -----------       -----------
                                                                 6,956,859         7,112,021
   Less: accumulated depreciation and amortization               2,736,982         3,070,944
                                                               -----------       -----------
                                                                 4,219,877         4,041,077
                                                               -----------       -----------
Other assets:
   Cost in excess of net tangible assets of purchased
    business, net of amortization of $409,939 and $412,040       1,007,666           209,462
   License fees, net of amortization of $53,088 and $60,067         80,600            92,996
   Deposits                                                         25,154             7,554
                                                               -----------       -----------
                                                                 1,113,420           310,012
                                                               -----------       -----------
                                                                $6,109,991        $4,771,780
                                                               -----------       -----------
                                                               -----------       -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                            $  382,955        $  234,729
   Current portion of obligation under capital lease                58,154            63,540
   Accounts payable                                                841,544           533,304
   Accrued payroll                                                 206,732           137,589
   Other accrued liabilities                                       407,854           259,747
                                                               -----------       -----------
      Total current liabilities                                  1,897,239         1,228,909
                                                               -----------       -----------
Long-term debt, less current portion                             1,550,257           332,475
Obligation under capital lease, less current portion             1,552,876         1,457,062
Deferred credits                                                     6,939            24,204
Reserve for future losses                                          178,836              -

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 10,000,000
    shares, none issued                                               -                 -
   Common stock, $.01 par value, authorized 20,000,000 shares,
    issued 7,141,458, outstanding 7,081,458                         71,414            61,414
   Additional paid-in capital                                    6,421,984         6,131,984
   Accumulated deficit                                          (5,299,554)       (4,194,268)
   Treasury stock, 60,000 shares of common stock                  (270,000)         (270,000)
                                                               -----------       -----------
      Total stockholders' equity                                   923,844         1,729,130
                                                               -----------       -----------
                                                                $6,109,991        $4,771,780
                                                               -----------       -----------
                                                               -----------       -----------

                     See notes to financial statements

                      MAVERICK RESTAURANT CORPORATION
                          STATEMENT OF OPERATIONS
                                (Unaudited)

                                                  Three Months Ended                        Nine Months Ended
                                              October 27,      October 31,            October 27,      October 31,
                                                  1996             1995                  1996              1995
                                              -----------      -----------            -----------      -----------
Net sales                                      $3,793,810       $2,696,893            $ 9,871,010        $8,266,312
                                              -----------      -----------            -----------       -----------
Costs and expenses:
   Cost of goods sold                           1,294,704          860,024              3,267,891         2,594,566
   Operating expenses                           2,194,375        1,669,656              5,836,460         4,799,321
   Depreciation and amortization                  159,883          120,564                439,149           349,436
   General and administrative                     260,998          118,750                568,376           351,196
                                              -----------      -----------            -----------       -----------
                                                3,909,960        2,768,994             10,111,876         8,094,519
                                              -----------      -----------            -----------       -----------
Operating income (loss)                          (116,150)         (72,101)              (240,866)          171,793
                                              -----------      -----------            -----------       -----------
Other income (expense)
  Interest expense                                (86,549)         (55,875)              (216,554)         (169,750)
  Interest income                                    -               1,401                   -               18,575
  Loss on sale of asset                              -                -                   (52,268)             -
  Provision for restaurant closings
   and dispositions                                  -                                   (595,598)
                                              -----------      -----------            -----------       -----------
                                                  (86,549)         (54,474)              (864,420)         (151,175)
                                              -----------      -----------            -----------       -----------
Earnings (loss) before income taxes              (202,699)      $ (126,575)           $(1,105,286)       $   20,618
Provision for income taxes                           -                -                      -                 -
                                              -----------      -----------            -----------       -----------
Net earnings (loss)                            $ (202,699)      $ (126,575)           $(1,105,286)       $   20,618
                                              -----------      -----------            -----------       -----------
                                              -----------      -----------            -----------       -----------
Net earnings(loss) per common share            $     (.03)      $     (.02)           $      (.17)       $     -
                                              -----------      -----------            -----------       -----------
                                              -----------      -----------            -----------       -----------
Average shares outstanding                      7,081,458        6,081,458              6,524,758         6,081,458
                                              -----------      -----------            -----------       -----------
                                              -----------      -----------            -----------       -----------

                     See notes to financial statements.

                      MAVERICK RESTAURANT CORPORATION
                          STATEMENTS OF CASH FLOW
                               (Unaudited)

                                                                   Nine Months Ended
                                                              October 27,      October 31,
                                                                 1996              1995
                                                              -----------      -----------
Operating Activities
   Net earnings (loss)                                        $(1,105,286)      $   20,618
   Adjustments to reconcile net earnings
    to net cash provided by operations:
      Depreciation and amortization                               439,149          349,436
      Changes in assets and liabilities
      (Increase) decrease in accounts receivable                    1,139           (3,196)
      (Increase) decrease in inventories                          (47,382)           4,940
      (Increase) decrease in prepaid expenses                    (215,467)        (106,163)
      Increase (decrease) in accounts payable                     308,240          186,988
      Increase (decrease) in accrued expenses                     217,250           48,428
      Loss on sale of asset                                        52,268             -
      Provision for restaurant closings and dispositions          534,434
      Other - net                                                 (17,600)            (270)
                                                             ------------       ----------
Net cash provided (used) by operating activities                  166,745          500,781
                                                             ------------       ----------
Investing activities
   Proceeds from sale of asset                                    235,747             -
   Purchase of property and equipment                          (1,000,683)        (969,527)
   Purchase of other assets                                      (624,811)         (18,000)
                                                             ------------       ----------
Net cash provided (used) by investing activities               (1,389,747)        (987,527)
                                                             ------------       ----------
Financing activities
  Long term borrowing                                           1,775,000             -
  Repayment of long-term borrowing and capital
   lease obligations                                             (457,705)        (135,962)
                                                             ------------       ----------
Net cash provided (used) by financing activities                1,317,295         (135,962)
                                                             ------------       ----------
Net increase (decrease) in cash and cash equivalents               94,293         (622,708)
Cash and cash equivalents at beginning of period                  195,365          801,429
                                                             ------------       ----------
Cash and cash equivalents at the end of period                 $  289,658       $  178,721
                                                             ------------       ----------
                                                             ------------       ----------

                     See notes to financial statements.

                      MAVERICK RESTAURANT CORPORATION
                       Notes to Financial Statements
                                (Unaudited)

                             October 27, 1996


(1)  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 27, 1996, are not necessarily indicative of the results that may be expected for the year ended January 26, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 24, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 27, 1996, COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995.

     For the three months ended October 27, 1996, sales increased 40.7% to $3,793,810 as compared to 2,696,893 for the third quarter of the prior year. All of the sales increase can be attributed to the acquisition of four Amarillo Mesquite Grill restaurants during the second quarter of this year. The Company operated sixteen restaurants as of October 27, 1996, as compared to fifteen restaurants as of October 31, 1995. During the quarter the Company closed one Cotton Patch Cafe which is being converted to an Amarillo Grill.

     Cost of sales, as a percentage of total sales, was 34.1% and 31.9% for the 1996 and 1995 period respectively. The increase in cost of sales, as a percentage of total sales, can be attributed to the acquisition of the four Amarillo Mesquite Grills which run a higher cost of sales percentage than do the Grandy's or Cotton Patch Cafes.

     Operating expenses, as a percentage of total sales, was 57.8% and 61.9% for the 1996 and 1995 period respectively. The decrease in operating expense, as a percentage of total sales, can be attributed to the acquisition of the four Amarillo Mesquite Grill's which run substantially lower operating costs than do the Grandy's and Cotton Patch Cafes.

     Depreciation and amortization has increased from the 1995 period to 1996 as a result of operating more restaurants and amortization of costs associated with the acquisition of the four Amarillo Mesquite Grills.

     General and administrative expense, as a percentage of total sales, was 6.9% and 4.4% for the 1996 and 1995 periods respectively. The increase in general and administrative expenses, as a percentage of total sales, can be attributed to an increase in management and supervisory personnel in anticipation of growth and expansion of the Amarillo Mesquite Grill concept.

NINE MONTHS ENDED OCTOBER 27, 1996, COMPARED TO NINE MONTHS OCTOBER 31, 1995.

     For the nine months ended October 27, 1996, sales increased 19.4% to $9,871,010 as compared to $8,266,312 for the first nine months of the prior year. All of the sales increase can be attributed to the acquisition of four Amarillo Mesquite Grill restaurants during the second quarter of this year.

     Cost of sales, as a percentage of total sales, was 33.1% and 31.4% for the 1996 and 1995 periods respectively. The increase in cost of sales, as a percentage of total sales, can be attributed to the acquisition of the four Amarillo Mesquite Grills which run a higher cost of sales percentage than do the Grandy's or Cotton Patch Cafes.

     Operating expenses as a percentage of total sales, was 59.1% and 58.1% for the 1996 and 1995 period respectively.

     Depreciation and amortization has increased from the 1995 period to 1996 as a result of operating more restaurants and amortization of costs associated with the acquisition of four Amarillo Mesquite Grill restaurants.

     General and administrative expenses, as a percentage of sales, was 5.8%
and 4.3% for the 1996 and 1995 periods respectively.   The increase is
general and administrative expense can be attributed to an increase in management and supervisory personnel in anticipation of growth and expansion of the Amarillo Mesquite Grill concept.

     During the nine months ending October 27, 1996, the Company took some major steps toward reorganizing which will change the direction of the Company in the future. Effective June 17, 1996, the Company purchased four Amarillo Mesquite Grill restaurants. The purchase price was $1,500,000 cash and 1,000,000 shares of the Company's common stock valued at $.30 per share. Amarillo Mesquite Grill is a casual - dining restaurant concept that specializes in aged prime rib and steaks along with chicken and seafood all uniquely grilled over an open flame of mesquite wood. The Company plans to expand the Amarillo concept.

     In preparation for this expansion the Company has identified several existing restaurants which have been or will be closed. During the second quarter the Company sold the real estate of a closed Grandy's restaurant which has been held as rental property. The Company incurred a loss of $52,268 from the sale of this property. In addition the Company closed one Cotton Patch Cafe and identified two Grandy's restaurants to be closed. With respect to these three restaurants the Company incurred a write off in the amount of $595,598 which consists of a non-cash write-off of book value of assets in the amount of $355,598 and $240,000 representing estimated future costs to be incurred prior to disposing of the restaurants.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds to finance its business have been its cash flow from operations, and proceeds from bank borrowings. At
October 27, 1996, the Company had a working capital deficit of $1,120,545 compared to working capital deficit of $632,118 as of October 31, 1995.

     Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

     Additions to property and equipment represent the single largest use of funds by the Company. These expenditures are primarily made for the purchase and development of new restaurants. Capital expenditures were $1,000,683 for nine months ended October 27, 1996, compared to $987,527 for the nine months ended October 31, 1995. These capital expenditures have resulted in an increase in property and equipment and a decrease in working capital.

     The Company will actively pursue the sale of its six store Grandy's division. The Company intends to expand the Amarillo Grill concept. Each new unit will require approximately $1,500,000 for land, building and equipment. The Company intends to sale-leaseback the real estate cost. The Company has obtained a two million bank credit line for development of the Amarillo Grill restaurants.

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


Date  December 9, 1996                             /s/ LINN F. HOHL
      ---------------------                -----------------------------------
                                           Linn F. Hohl - Vice President of
                                           Finance, Secretary and Treasurer