Form 10-K405
period 1997-01-26
MAVERICK RESTAURANT CORP
filed 1997-04-28
CIK 727089

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For

    Fiscal Year Ended January 26, 1997

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

                                  Yes  X     No ___

Insert by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1997, 7,081,458 common shares (not including 60,000 shares held as treasury stock) were outstanding, and the aggregate market value of the common shares (based upon the average bid and asked closing price of these shares ($2.81) as of such date on the OTC Bulletin Board) of MAVERICK RESTAURANT CORPORATION held by non-affiliates was approximately $5,691,529 (For purposes of this valuation "affiliates" are the officers, directors and 5% shareholders of the Company.)

                         DOCUMENTS INCORPORATED BY REFERENCE:

              Proxy Statement for the fiscal year ended January 26, 1997
                        (Items 10, 11, 12 and 13 of PART III)

                           MAVERICK RESTAURANT CORPORATION


                              Annual Report on Form 10-K
                      For the Fiscal Year Ended January 26, 1997


PART I.                                                                   PAGE
                                                                          ----

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .6
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .6

PART II.

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . .7
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .8
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . .9
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . 11
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . . . . . . . 11

PART III.

Item 10. Directors and Executive Officers of the Registrant. . . . . . . . 12
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 12
Item 12. Security Ownership of Certain Beneficial Owners and
           Management. . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 13. Certain Relationships and Related Transactions. . . . . . . . . . 12

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Signatures. . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .F-1

                                        PART I


ITEM 1.  BUSINESS

    A)   GENERAL DEVELOPMENT OF BUSINESS.

         MAVERICK RESTAURANT CORPORATION (the "Company") operates seven Amarillo Mesquite Grill restaurants in Kansas, Oklahoma and Arkansas. The Company also operates four Cotton Patch Cafe restaurants located in Oklahoma pursuant to a franchise agreement with Cotton Patch Cafe, Inc. The Company intends to focus its business activities on the development of additional Amarillo Grill restaurants.

         On June 17, 1996, the Company acquired the assets of the Amarillo Mesquite Grill restaurant chain from Homestead West, Inc. and Amagril, Inc. for 1,000,000 shares of the Company's restricted common stock and cash in the amount of $1,500,000. The Amarillo Mesquite Grill restaurant chain consisted of four restaurants at the date of purchase: two located in Wichita, Kansas, one located in Hutchinson, Kansas and one located in Overland Park, Kansas. Since the date of this acquisition, the Company has converted three of its Cotton Patch Cafe restaurants to Amarillo Mesquite Grill restaurants and has under construction one additional Amarillo Mesquite Grill restaurant.

         The Company has also determined that it is in its best interests to focus on the development of the Amarillo Mesquite Grill restaurants. Therefore, on March 24, 1997 it sold its remaining eight Grandy's restaurants to Red Apple Corporation for the purchase price of $435,000.

    B)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         Not Applicable

    C)   NARRATIVE DESCRIPTION OF BUSINESS.

         i)   PRINCIPAL PRODUCTS AND SERVICES.

              AMARILLO MESQUITE GRILL. Amarillo Mesquite Grill restaurants are open for lunch and dinner. Amarillo Mesquite Grill is a moderately priced casual dining restaurant that specializes in aged prime rib and steaks, along with barbecued ribs, chicken and seafood, all uniquely grilled over an open flame of mesquite wood. Appetizers and desserts, as well as a children's menu with lower-priced selections, are also available. Most of the Amarillo Mesquite Grill items are prepared from scratch on the premises.

              The Amarillo Mesquite Grill restaurant is a free-standing building. The Company owns the furniture, fixtures and equipment used in its restaurants. Each restaurant serves alcoholic beverages and features a bar area located adjacent to the dining room primarily to accommodate customers waiting for tables.

              The average cost of a meal at the Company's Amarillo Mesquite Grill restaurant is approximately $7.00 for lunch and $13.00 for dinner. Alcoholic beverage service accounts for approximately 9% of the Company's net sales at each restaurant.

              The following table sets forth the location and opening or acquisition date of the Company's Amarillo Mesquite Grill restaurants currently in operation or under construction:

                                                 DATE OPENED
              LOCATION                           OR PURCHASED
              --------                           ------------

              Wichita, Kansas #1                 June 17, 1996
              Wichita, Kansas #2                 June 17, 1996
              Hutchinson, Kansas                 June 17, 1996
              Overland Park, Kansas              June 17, 1996
              Ponca City, Oklahoma               December 9, 1996
              Rogers, Arkansas                   February 17, 1997
              Salina, Kansas                     April 21, 1997
              Springfield, Missouri*             June 23, 1997
              Enid, Oklahoma*                    August 1, 1997

--------------------
*   Under Construction.  Projected Opening Date.

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

              The following table represents the location and opening date of the Company's Cotton Patch Cafe restaurants:

              LOCATION                           DATE OPENED
              --------                           -----------

              Muskogee, Oklahoma                 August 1, 1993
              Bartlesville, Oklahoma             January 4, 1994
              Enid, Oklahoma                     November 21, 1994
              McAlester, Oklahoma                July 1, 1995

              The Company has determined that it will not develop additional Cotton Patch Cafe restaurants.

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

         iv)  FRANCHISE AGREEMENTS AND TRADEMARKS.

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

              TRADEMARKS. The Company acquired two service marks registered with the United States Patent and Trademark Office for the words "Amarillo Grill." Both of these registrations expire in January 2005, however, they are subject to renewal. The Company considers both of these service marks to contribute significantly to its operations.

         v)   SEASONALITY.

              The Company experiences increased sales during holiday periods in its restaurants.

         vi)  PRACTICES RELATING TO WORKING CAPITAL.

              See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         vii) DEPENDENCE UPON A SINGLE CUSTOMER.

              Not Applicable

        viii) BACKLOG ORDERS.

              Not Applicable

         ix)  BUSINESS SUBJECT TO RENEGOTIATION AT ELECTION OF GOVERNMENT.

              Not Applicable

         x)   COMPETITION.

              The Company competes with mid-priced, full service restaurants primarily on the basis of quality of food and service, ambiance, location and price-value relationship. The Company also competes with a number of other restaurants within its markets, including both locally owned restaurants and regional or national chains. The Company believes that its mesquite grill concept, attractive price-value relationship and quality of food and service enable it to differentiate itself from its competitors. While the Company believes that its mesquite grill restaurants are distinctive in design and operating concept, it is aware of restaurants that operate with similar concepts. Many of the Company's competitors are well-established in the mid-priced dining segment and have substantially greater financial, marketing and other resources than the Company. The Company believes that its ability to compete effectively will continue to depend upon its ability to offer high quality, moderately priced food in a full service, distinctive dining environment.

         xi)  RESEARCH AND DEVELOPMENT.

              Not Applicable

         xii) COMPLIANCE WITH ENVIRONMENTAL REGULATION.

              Not Applicable

        xiii) EMPLOYEES.

              As of April 1, 1997, the Company employed approximately 480 persons, including 20 administrative, 60 managerial, 100 full-time and 300 part-time restaurant employees.

    D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         Not Applicable

ITEM 2.  PROPERTIES

The Company's principal executive office is located at 302 North Rock Road, Suite 200, Wichita, Kansas 67206. This office space is leased from an unrelated third party.

The land and buildings for the Company's twelve restaurants are leased pursuant to long-term leases with unrelated third parties. The initial lease terms are for a period of ten to twenty years with provisions for two additional five year extensions. The Company pays minimum annual rentals for the land and building of each restaurant in amounts ranging from approximately $30,000 to $85,050. In some cases, the rental rates escalate in accordance with sales volume in excess of specified amounts. Each lease obligates the Company to pay the real estate taxes and utilities applicable to the particular location, to maintain casualty and liability insurance, and to keep the property in general repair. The Company also has leased to unrelated third parties two buildings which were formerly operated as Grandy's restaurants.

The Company currently operates or has under construction twelve Amarillo Mesquite Grill and Cotton Patch Cafe restaurants which encompass approximately 4,000 to 6,000 square feet. These restaurants seat approximately 140 to 280 persons and have on-site parking for an average of 70 cars. Typical capital costs for a restaurant facility are approximately $700,000 for land, $700,000 for the building and $300,000 for equipment and furnishings.

ITEM 3.  LEGAL PROCEEDINGS

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    A)   MARKET INFORMATION.

         Stock quotations for the Company's stock are currently available on the OTC Bulletin Board under the symbol "MAVR". The following tabulation sets forth the high and low closing bid quotations for the calendar quarters shown as reported by the OTC Bulletin Board. The prices quoted represent prices between dealers in securities without adjustment for mark-ups, mark-downs, or commissions and do not necessarily reflect actual transactions.

                                               Bid Price
         Quarter Ended                 High                   Low
         -------------                 --------------------------
         April 30, 1995                2                   1 9/16
         July 31, 1995                 1 1/2               1 1/4
         October 31, 1995              1 5/8               1 3/16
         January 28, 1996              1 1/4                 3/8

                                                Bid Price
         Quarter Ended                 High                   Low
         -------------                 --------------------------
         April 28, 1996                  7/8                 3/8
         July 29, 1996                 2 3/8                 3/8
         October 27, 1996              2 3/8               1 1/4
         January 26, 1997              3 3/4               1 1/4


    B)   HOLDERS OF COMPANY'S COMMON STOCK.

         The number of holders of record of the Company's common stock as of January 26, 1997, was 474, as determined by an examination of the Company's transfer book. However, because a number of shares of stock are held in "street name," the actual number could not be determined more precisely.

    C)   DIVIDENDS.

         The Company has not paid dividends to its stockholders since its inception. For the foreseeable future, it is anticipated that any earnings which may be generated from operations of the Company will be used to finance the growth of the Company, and that dividends will not be paid to stockholders.

ITEM 6.  SELECTED FINANCIAL DATA


YEARS ENDED (1)                       January 26,      January 28,                       January 31,
                                         1997             1996            1995              1994            1993
                                         ----             ----            ----              ----            ----
OPERATING DATA:
  Net sales                          $ 14,090,500     $ 10,668,573     $ 9,106,111       $ 7,517,756    $ 10,956,091
  Net loss                           $ (1,586,275)    $   (175,341)    $   (14,300)      $  (126,852)   $ (1,105,195)
  Net loss per share                 $       (.24)    $   (    .03)    $         -       $      (.02)   $       (.22)
                                     ------------     ------------     -----------       -----------    ------------

BALANCE SHEET DATA:
  Current assets                     $    700,560     $    420,691     $ 1,009,879       $ 1,649,790    $    625,270
  Property and equipment                4,601,807        4,041,077       3,342,382         2,285,972       2,246,921
  Other assets                          1,155,327          310,012         346,314           366,622         398,967
                                     ------------     ------------     -----------       -----------    ------------
  Total assets                       $  6,457,694     $  4,771,780     $ 4,698,575       $ 4,302,384    $  3,271,158
                                     ------------     ------------     -----------       -----------    ------------
                                     ------------     ------------     -----------       -----------    ------------

  Current liabilities                $  2,931,011     $  1,228,909     $   900,991       $   868,954    $  1,277,475
  Long-term debt, less
    current portion                     1,506,421          332,475         355,062           471,224         357,321
  Obligation under capital leases,
    less current portion                1,500,618        1,457,062       1,520,544         1,082,625       1,696,876
  Deferred credits                          6,789           24,204          26,507            28,810          31,113
  Stockholders' equity (deficit)          512,855        1,729,130       1,895,471         1,850,771         (91,627)
                                     ------------     ------------     -----------       -----------    ------------
  Total liabilities and
    stockholders' equity             $  6,457,694     $  4,771,780     $ 4,698,575       $ 4,302,384    $  3,271,158
                                     ------------     ------------     -----------       -----------    ------------
                                     ------------     ------------     -----------       -----------    ------------



--------------------
(1) Prior to fiscal year 1996, the Company operated on a fifty-two week period ending on January 31. Beginning in fiscal year 1996, the Company changed to a fifty-two or fifty-three week period ending on the last Sunday in January.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the year ended January 26, 1997, sales were $14,090,500 as compared to $10,668,573 and $9,106,111 for fiscal 1996 and 1995 respectively. All of the sales increase for the year can be attributed to the purchase of the four Amarillo Mesquite Grill restaurants ("Amarillo Grill") on June 17, 1996. The following schedule represents a summary of the restaurants operated by the Company during the three year period ending January 26, 1997.

                               Cotton      Amarillo
                   Grandy's   Patch Cafe    Grill     Total
                   --------   ----------   --------   -----
January 31, 1995     9           5            -         14
    Opened           -           1            -          1
  Converted         (1)          1            -          -
                   -----       -----        -----      -----
January 28, 1996     8           7            -         15
                   -----       -----        -----      -----

    Opened           -           1            -          1
  Purchased          -           -            4          4
  Converted          -          (1)           1          -
    Closed           -          (2)           -         (2)
                   -----       -----        -----      -----
January 26, 1997     8           5            5         18
                   -----       -----        -----      -----
                   -----       -----        -----      -----

Cost of sales, as a percentage of total sales, was 33.5%, 31.5% and 31.4% for fiscal 1997, 1996 and 1995 respectively. The increase in cost of sales, as a percentage of total sales, from fiscal 1996 to fiscal 1997 can be attributed to the acquisition of four Amarillo Grills which run higher cost of sales percentage than do Grandy's or Cotton Patch Cafe.

Operating expenses, as a percentage of total sales, was 60.8%, 59.1% and 58.2% for fiscal 1997, 1996 and 1995 respectively. The increase in operating expense, as a percentage of total sales, can be attributed to training expenses and preopening costs relating to expansion of the Amarillo Grill concept. The Company follows the policy of expensing as incurred all training and preopening costs which was approximately $280,000 for fiscal 1997.

Depreciation and amortization are directly related to the acquisition or disposition of fixed assets. The increase in depreciation and amortization from fiscal 1995 to fiscal 1997 is the result of operating more restaurants.

General and administrative expenses, as a percentage of total sales, was 6.1%, 4.6% and 4.8% for fiscal 1997, 1996 and 1995 respectively. The increase in general and administrative expenses can be attributed to an increase in management and supervisory personnel in anticipation of growth and expansion of the Amarillo Grill Concept.

Interest expense for fiscal 1997, 1996 and 1995 was $306,245, $224,450 and $183,269 respectively. The increase in the dollar amount of interest expense from fiscal 1995 to fiscal 1997 is the result of an increase in long-term debt and obligation under capital leases relating to new store development and the acquisition of four Amarillo Grills.

The Company incurred noncash expenses of $61,000 in fiscal 1997 related to the issuance of stock options pursuant to debt guarantees as disclosed in note 5 to the financial statements.

As of January 26, 1997, the Company has net operating loss carryforwards for income tax purposes of approximately $5,360,000 which, if not used, will expire $552,000 in fiscal 2001, $984,000 in fiscal 2002, $1,193,000 in fiscal 2003,
$434,000 in fiscal 2004, $134,000 in fiscal 2005, $7,000 in fiscal 2006,
$180,000 in fiscal 2008, $44,000 in fiscal 2009, $116,000 in fiscal 2010 and
$1,716,000 in fiscal 2011.

During fiscal 1997, the Company took some major steps toward reorganizing which will change the direction of the Company in the future. Effective June 17, 1996, the Company purchased four Amarillo Grill restaurants. The purchase price was $1,500,000 cash and 1,000,000 shares of the Company's common stock valued at $.30 per share. Amarillo Grill is a casual dining restaurant concept that specializes in aged prime rib and steaks along with chicken and seafood all uniquely grilled over an open flame of mesquite wood. The Company plans to expand the Amarillo concept.

In preparation for this expansion the Company closed three Cotton Patch Cafes, one of which was sold, one converted to an Amarillo Grill and one being converted to an Amarillo Grill as of January 26, 1997. The Company also decided during fiscal 1997 to discontinue operations of two Grandy's restaurants in fiscal 1998. The provision for restaurant closing, dispositions and conversions in the amount of $518,321 relates principally to the write off of restaurant assets.

The Company has also determined that it is in its best interests to focus its efforts and financial resources on the Amarillo Grill concept. Therefore, subsequent to the balance sheet date, effective March 24, 1997, the Company sold to Red Apple Corporation all of the assets of the eight Grandy's restaurants owned and operated by the Company. Red Apple Corporation is owned by five individuals, four of which are officers and directors of the Company. The consideration received for these assets consisted of $435,000 in cash. Red Apple Corporation also assumed the lease obligations associated with these restaurants. The Company will recognize a gain of approximately $270,000 on this disposition. The sales price was computed as three times last year's store level cash flow before overhead or administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds to finance its business have been its cash flow from operations, and proceeds from the sale of the Company's common stock. On January 26, 1997, the Company had a working capital deficit of $2,230,451 compared to working capital deficit of $808,218 as of January 28, 1996. The Company does have available $1,350,000 of unused funds from a $2,000,000 bank line of credit. While the line of credit expires in June 1997, management anticipates the loan agreement will be renewed at that time under comparable terms. This source of debt financing coupled with proceeds from the sale of the Grandy's restaurants and anticipated higher cash flow from restaurant operations due to continued focus on and expansion of the Amarillo Grill concept will enable the Company to meet its obligations as they come due.

Substantially all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

Additions to property and equipment and the acquisition of restaurants represent the single largest use of funds by the Company. The expenditures are primarily made for the purchase and development of new restaurants. Capital expenditures were $2,286,707 for the year ended January 26, 1997, compared to $1,143,620 for the year ended January 28, 1996. These capital expenditures have resulted in an increase in property and equipment and a decrease in working capital.

The Company plans to continue expansion of the Amarillo Mesquite Grill concept in fiscal 1998. The Company intends to lease existing restaurant properties which are suitable for conversion to the Amarillo Mesquite Grill concept. It is expected that each conversion will require approximately $300,000 to $500,000 for equipment and remodel costs. A ground-up proto-type restaurant will cost approximately $1.7 million for the land, building and equipment. New restaurants will be finished with proceeds received as a result of bank debt.

The Company does not expect to pay dividends in the foreseeable future, but rather intends to retain all available funds for the development of the business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements that the Company is required to file under Item 8 of this Form 10-K are presented on pages F-1 through F-21 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1997 Annual Meeting of Stockholders under the section entitled "Election of Directors" and under the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and these portions of such Proxy Statement are herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1997 Annual Meeting of Stockholders under the section entitled "Executive Compensation" and "Directors' Fees" and these portions of such Proxy Statement are herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1997 Annual Meeting of Stockholders under the section entitled "Principal Holders of Securities" and that portion of such Proxy Statement is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1997 Annual Meeting of Stockholders under the section entitled "Certain Relationships and Related Transactions" and that portion of such Proxy Statement is herein incorporated by reference.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A)   DOCUMENTS FILED AS A PART OF THIS REPORT.

              i)   FINANCIAL STATEMENTS

                   See "Index to Financial Statements on Page F-1 of this
                   Report"

              ii)  FINANCIAL STATEMENT SCHEDULES

                   Not Applicable

              iii) EXHIBITS

                   See Item 14(c), "Exhibits" below.

         B)   REPORTS ON FORM 8-K.

              On January 14, 1997, the Company filed Form 8-K/A-1 with the Commission which amended its Form 8-K dated June 17, 1997. The 8-K/A-1 was filed in order to include the following financial statements:

              A)   Financial Statements of Homestead West, Inc.:

                   Independent Auditors' Report
                   Combined Balance Sheets
                   Combined Statements of Operations
                   Combined Statements of Stockholders' Equity (Deficit) Combined Statements of Cash Flows
                   Notes to Combined Financial Statements

              B)   Pro Forma Financial Information

                   Pro Forma Balance Sheet as of April 28, 1996
                   Pro Forma Statement of Operations for the year ended January 28, 1996
                   Notes to Pro Forma Financial Statements

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

         10.1 Asset Purchase Agreement dated June 14, 1996 between Homestead West, Inc., Amagril, Inc. and the Company (filed as Exhibit 10.1 to the Company's Form 8-K dated June 17, 1996 and such exhibit is hereby incorporated by reference).

         10.2 Stock Option Agreement dated June 17, 1996 between the Company and C. Howard Wilkins, Jr. and amendment thereto (filed herewith).

         10.3 Stock Option Agreement dated June 17, 1996 between the Company and Robert A. Geist and amendment thereto (filed herewith).

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

         10.7 Maverick Restaurant Corporation 1994 Incentive Stock Option Plan (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended January 31, 1995 and such exhibit is hereby incorporated by reference).*

         10.8 Maverick Restaurant Corporation 1997 Incentive Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement dated April 23, 1997 and such exhibit is hereby incorporated by reference).*

         23        Consent of KPMG Peat Marwick LLP (filed herewith).

---------------
    *Management's Compensation Plan

                                      SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MAVERICK RESTAURANT CORPORATION

                                            By: /s/ Chris F. Hotze
                                                ------------------------------
                                                Chris F. Hotze, President

Date: April 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of the Registrant and in the capacities and on the date indicated.



Signature                              Title                    Date
---------                              -----                    ----


/s/ Chris F. Hotze                President, Chairman of     April 21, 1997
------------------------------    the Board and Director   -----------------
Chris F. Hotze                    (Principal Executive
                                  Officer)


/s/ Linn F. Hohl                  Vice President of           April 21, 1997
------------------------------    Finance, Treasurer,       -----------------
Linn F. Hohl                      Assistant Secretary and
                                  Director (Principal
                                  Financial and Accounting
                                  Officer)

/s/ Alan L. Bundy                 Executive Vice President    April 21, 1997
------------------------------    and Director              -----------------
Alan L. Bundy


/s/ Andres Mouland                Vice President of           April 21, 1997
------------------------------    Operations and Director   -----------------
Andres Mouland

/s/ C. Howard Wilkins, Jr.             Director               April 21, 1997
------------------------------                              -----------------
C. Howard Wilkins, Jr.

                           MAVERICK RESTAURANT CORPORATION



                            INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                              F-2

Balance Sheets                                                            F-3

Statements of Operations                                                  F-5

Statements of Stockholders' Equity                                        F-6

Statements of Cash Flows                                                  F-7

Notes to Financial Statements                                             F-9

                             INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Maverick Restaurant Corporation:

We have audited the accompanying balance sheets of Maverick Restaurant Corporation as of January 26, 1997 and January 28, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maverick Restaurant Corporation as of January 26, 1997 and January 28, 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended January 26, 1997, in conformity with generally accepted accounting principles.



                                       KPMG Peat Marwick LLP


Wichita, Kansas
March 21, 1997, except as to note 11,
    which is as of March 24, 1997

                           MAVERICK RESTAURANT CORPORATION

                                    Balance Sheets

                        January 26, 1997 and January 28, 1996


                                                        1997           1996
                                                        ----           ----
Current assets:
 Cash                                               $  328,285        195,365
 Accounts receivable                                    22,058         13,006
 Inventories                                           219,315        109,074
 Prepaid expenses                                      130,902        103,246
                                                    ----------     ----------
     Total current assets                              700,560        420,691
                                                    ----------     ----------

Property and equipment (notes 3 and 4):
 Land                                                        -        168,800
 Buildings                                             224,178        288,449
 Leasehold improvements                              1,433,338      1,333,727
 Equipment and fixtures                              3,883,586      3,488,869
 Transportation equipment                               18,000              -
 Property under capital leases                       1,903,191      1,832,176
                                                    ----------     ----------
                                                     7,462,293      7,112,021
 Less accumulated depreciation and amortization      2,860,486      3,070,944
                                                    ----------     ----------
     Total property and equipment                    4,601,807      4,041,077
                                                    ----------     ----------

Other assets:
 Cost in excess of net tangible assets of
   purchased businesses, net of amortization
   of $436,309 and $412,040                          1,012,496        209,462
 License fees, net of amortization of
   $52,361 and $60,067                                  63,327         92,996
 Deposits and other                                     79,504          7,554
                                                    ----------     ----------
     Total other assets                              1,155,327        310,012
                                                    ----------     ----------

     Total assets                                   $6,457,694      4,771,780
                                                    ----------     ----------
                                                    ----------     ----------


See accompanying notes to financial statements.

                           MAVERICK RESTAURANT CORPORATION

                        January 26, 1997 and January 28, 1996


                                                        1997           1996
                                                        ----           ----
Current liabilities:
 Current portion of long-term debt (note 3)         $1,014,778        234,729
 Current portion of obligations under capital
   leases (note 4)                                      95,947         63,540
 Accounts payable                                    1,039,399        533,304
 Accrued payroll                                       205,373        137,589
 Other accrued liabilities                             487,211        259,747
 Accrual for restaurant closings (note 7)               88,303              -
                                                    ----------     ----------
     Total current liabilities                       2,931,011      1,228,909

Long-term debt, less current portion (note 3)        1,506,421        332,475
Obligations under capital leases, less current
 portion (note 4)                                    1,500,618      1,457,062
Deferred credits (note 4)                                6,789         24,204
                                                    ----------     ----------
     Total liabilities                               5,944,839      3,042,650
                                                    ----------     ----------

Stockholders' equity (note 5):
 Preferred stock, $.01 par value, authorized
   10,000,000 shares, none issued                            -              -
 Common stock, $.01 par value, authorized
   20,000,000 shares, issued 7,141,458 shares
   at January 26, 1997 and 6,141,458 shares at
   January 28, 1996                                     71,414         61,414
 Additional paid-in capital                          6,491,984      6,131,984
 Accumulated deficit                               (5,780,543)    (4,194,268)
 Treasury stock, 60,000 shares of common stock
   at cost                                           (270,000)      (270,000)
                                                    ----------     ----------
     Total stockholders' equity                        512,855      1,729,130

Commitments (notes 4 and 9)
                                                    ----------     ----------

     Total liabilities and stockholders' equity     $6,457,694      4,771,780
                                                    ----------     ----------
                                                    ----------     ----------


See accompanying notes to financial statements.

                           MAVERICK RESTAURANT CORPORATION

                               Statements of Operations

     Years Ended January 26, 1997, January 28, 1996 and January 31, 1995



                                                             1997                1996                1995
                                                             ----                ----                ----
Net sales                                                $ 14,090,500          10,668,573           9,106,111
                                                         ------------        ------------        ------------
Costs and expenses:
 Cost of goods sold                                         4,719,511           3,359,662           2,859,132
 Operating expenses (note 4)                                8,561,108           6,305,378           5,300,729
 Depreciation and amortization                                604,788             479,163             365,084
 General and administrative                                   853,545             493,836             435,915
 Provision for restaurant closings, dispositions
   and conversions (note 7)                                   518,321                   -                   -
                                                         ------------        ------------        ------------
      Total expenses                                       15,257,273          10,638,039           8,960,860
                                                         ------------        ------------        ------------

      Operating income (loss)                              (1,166,773)             30,534             145,251
                                                         ------------        ------------        ------------

Other income (expense):
 Interest income                                                   11              18,575              23,718
 Interest expense                                            (306,245)           (224,450)           (183,269)
 Loss on sale of fixed assets                                 (52,268)                  -                   -
 Noncash expense from issuance of stock
   options pursuant to debt guarantees (note 5)               (61,000)                  -                   -
                                                         ------------        ------------        ------------
      Total other income (expense)                           (419,502)           (205,875)           (159,551)
                                                         ------------        ------------        ------------

      Loss before income taxes                             (1,586,275)           (175,341)            (14,300)

Income taxes (note 6)                                               -                   -                   -
                                                         ------------        ------------        ------------

Net loss                                                 $ (1,586,275)           (175,341)            (14,300)
                                                         ------------        ------------        ------------
                                                         ------------        ------------        ------------

Net loss per common share                                $       (.24)               (.03)                  -
                                                         ------------        ------------        ------------
                                                         ------------        ------------        ------------

Average shares outstanding                                  6,701,458           6,081,458           6,067,665
                                                         ------------        ------------        ------------
                                                         ------------        ------------        ------------





See accompanying notes to financial statements.

                           MAVERICK RESTAURANT CORPORATION

                          Statements of Stockholders' Equity

     Years Ended January 26, 1997, January 28, 1996 and January 31, 1995



                                                 Additional
                                      Common       Paid-In           Accumulated            Treasury
                                      Stock        Capital             Deficit               Stock              Total
                                      -----        -------             -------               -----              -----
Balance, January 31, 1994           $ 61,133      6,064,265          (4,004,627)           (270,000)          1,850,771
Sale of common stock                     281         49,719                   -                   -              50,000
Contributed capital (note 5)               -          9,000                   -                   -               9,000
Net loss                                   -              -             (14,300)                  -             (14,300)
                                    --------     ----------         -----------           ---------          ----------
Balance, January 31, 1995             61,414      6,122,984          (4,018,927)           (270,000)          1,895,471
Contributed capital (note 5)               -          9,000                   -                   -               9,000
Net loss                                   -              -            (175,341)                  -            (175,341)
                                    --------     ----------         -----------           ---------          ----------

Balance, January 28, 1996             61,414      6,131,984          (4,194,268)           (270,000)          1,729,130
Issuance of common stock in
  connection with acquisition
  (note 9)                            10,000        290,000                   -                   -             300,000
Contributed capital (note 5)               -          9,000                   -                   -               9,000
Noncash expense from issuance of
  stock options pursuant to debt
  guarantees (note 5)                      -         61,000                   -                   -              61,000
Net loss                                   -              -          (1,586,275)                  -          (1,586,275)
                                    --------     ----------         -----------           ---------          ----------

Balance, January 26, 1997           $ 71,414      6,491,984          (5,780,543)           (270,000)            512,855
                                    --------     ----------         -----------           ---------          ----------
                                    --------     ----------         -----------           ---------          ----------


See accompanying notes to financial statements.

                           MAVERICK RESTAURANT CORPORATION

                               Statements of Cash Flows

     Years Ended January 26, 1997, January 28, 1996 and January 31, 1995



                                                             1997                1996                1995
                                                             ----                ----                ----
Cash flows from operating activities:
 Net loss                                                $ (1,586,275)           (175,341)            (14,300)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                            604,788             479,163             365,084
     Loss on sale of equipment                                 52,268                   -                   -
     Changes in assets and liabilities, net of
     effects of business acquisition:
       (Increase) decrease in receivables                      (9,052)             17,076             (23,062)
       (Increase) decrease in inventories                     (26,727)              2,395             (24,932)
       Increase in prepaid expenses                           (27,655)            (36,347)            (16,956)
       Increase in accounts payable                           465,570             136,770              16,562
       Increase in accrued expenses                           295,248              78,243              52,167
       Noncash provision for restaurant closings,
         dispositions and conversions                         518,321                   -             (19,159)
       Noncash compensation expense                             9,000               9,000               9,000
       Noncash expense from issuance of stock
         options pursuant to debt guarantees (note 5)          61,000                   -                   -
       Other                                                  (71,950)               (930)             (2,529)
                                                         ------------          ----------         -----------
            Cash provided by operating activities             284,536             510,029             341,875
                                                         ------------          ----------         -----------

Cash flows from investing activities:
 Additions to property and equipment                         (786,707)         (1,143,620)           (878,960)
 Business acquisition (note 9)                             (1,500,000)                  -                   -
 Proceeds from sale of property and equipment                 253,274              18,691                   -
 Additions to license fees                                     (9,000)            (18,000)            (27,000)
                                                         ------------          ----------         -----------
            Cash used in investing activities              (2,042,433)         (1,142,929)           (905,960)
                                                         ------------          ----------         -----------

Cash flows from financing activities:
 Sale of common stock                                               -                   -              50,000
 Proceeds from long-term debt                               2,425,000             210,000                   -
 Repayment of long-term debt and capital lease
   obligations                                               (534,183)           (183,164)           (190,776)
                                                         ------------          ----------         -----------
          Cash provided by (used in) financing
            activities                                      1,890,817              26,836            (140,776)
                                                         ------------          ----------         -----------

Net increase (decrease) in cash                               132,920            (606,064)           (704,861)
Cash at beginning of year                                     195,365             801,429           1,506,290
                                                          -----------          ----------         -----------
Cash at end of year                                       $   328,285             195,365             801,429
                                                          -----------          ----------         -----------
                                                          -----------          ----------         -----------



                           MAVERICK RESTAURANT CORPORATION

     Years Ended January 26, 1997, January 28, 1996 and January 31, 1995


                                     1997        1996           1995
                                     ----        ----           ----
Cash paid during the year for:
    Interest                      $  302,250     224,450        186,494
    Income taxes                       -           -              -


See accompanying notes to financial statements.

                           MAVERICK RESTAURANT CORPORATION

                       Notes to Financial Statements Continued

               January 26, 1997, January 28, 1996 and January 31, 1995


(1) OPERATIONS
    Maverick Restaurant Corporation (the Company) owns and operates eight franchised Grandy's restaurants located in Texas, Oklahoma and New Mexico, five franchised Cotton Patch Cafes located in Oklahoma and Kansas and five Amarillo Grill restaurants in Kansas and Oklahoma. Grandy's is a family fast food restaurant specializing in crispy southern fried chicken and country fried steak dinners. Cotton Patch Cafe is a casual, full service family-style restaurant specializing in home-style cooking. The Cotton Patch Cafe concept features a variety of full entree meals all prepared to order. Amarillo Grill is a casual, full service restaurant specializing in mesquite-grilled steaks.

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

    (c)  PROPERTY AND EQUIPMENT
         Property and equipment is recorded at cost. Depreciation is computed by the straight-line method based on the estimated useful life of the asset. Leasehold improvements are amortized over the life of the building lease. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. Estimated useful lives are as follows:

         Buildings                                         20 years
         Leasehold improvements                        3 - 20 years
         Equipment and fixtures                        5 - 10 years
         Autos                                              5 years
         Property under capital leases                     20 years

    (d)  LICENSE FEES
         A license fee for each franchised restaurant is payable on commencement of construction. Amortization is provided, beginning when the restaurant is opened, on the straight-line method over the initial term of the related restaurant lease. In fiscal 1997, the Company recorded a write-down of $16,288 on license fees due to store closings (see note 7).

                           MAVERICK RESTAURANT CORPORATION

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    (e)  INTANGIBLE ASSETS
         Cost in excess of net tangible assets of purchased businesses is amortized on a straight-line basis over the remaining life of the building leases. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of intangible asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved. In fiscal 1997, the Company recorded a write-down of $60,331 on intangible assets due to store closings (see note 7).

    (f)  PRE-OPENING COSTS
         Pre-opening costs are charged to operations as incurred.

    (g)  INCOME TAXES
         Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities and operating loss and tax credit carryforwards based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

    (h)  USE OF ESTIMATES
         The preparation of the financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (i)  NET LOSS PER SHARE
         Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

                           MAVERICK RESTAURANT CORPORATION

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    (j)  STATEMENTS OF CASH FLOWS
         Noncash investing and financing activities included the following:

                                               1997      1996    1995
                                               ----      ----    ----
         Addition to capital leases         $ 385,804      -    495,000

         Issuance of common stock in
           business acquisition             $ 300,000      -       -

         Noncash expense from issuance of
           stock options pursuant to debt
           guarantees                       $  61,000      -       -

    (k)  STOCK AWARDS
         The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 29, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to continue to apply the cost measurement provisions of APB Opinion No. 25 but also requires that pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal years that begin after December 15, 1994 be provided as if the fair-value-based cost measurement method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required of SFAS No. 123 for its stock options issued to employees.

         The Company accounts for its stock options issued to persons other than employees in accordance with the provisions of SFAS No. 123. As such, expense is recorded on the date of grant based on the fair value based cost measurement method defined in SFAS No. 123.

                           MAVERICK RESTAURANT CORPORATION

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    (l)  IMPAIRMENT OF LONG-LIVED ASSETS
         The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 29, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
         Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity in 1997.

(3) LONG-TERM DEBT
    As of January 26, 1997 and January 28, 1996, long-term debt consisted of the following:


                                                                        1997                 1996
                                                                        ----                 ----
Note payable to bank, due in monthly installments of $3,740, including interest, at prime rate plus 1% (9.25% at
  January 26, 1997) with final installment due February 2001        $   148,877             100,000
Note payable to bank, repaid in 1997                                          -              60,966
Mortgage note, due in monthly installments of $4,965, including interest, at prime rate plus 1% (9.25% at January 26, 1997)
  through March 1997 with the remaining balance then due                 23,026             296,238
Note payable to bank bearing interest at prime rate plus 1%
  (9.25% at January 26, 1997), interest only due monthly with
  principal due May 1997                                                110,000             110,000
Note payable to bank, due in monthly installments of $27,000, including interest, at the prime rate (8.25% at
  January 26, 1997) with final installment due June 2003              1,589,296                   -
Note payable to bank bearing interest at the prime rate (8.25%
  at January 26, 1997), interest only due quarterly with
  principal due June 1997                                               650,000                   -
                                                                    -----------             -------
                                                                      2,521,199             567,204
Less current portion                                                  1,014,778             234,729
                                                                    -----------             -------

Long-term debt, less current portion                                $ 1,506,421             332,475
                                                                    -----------             -------
                                                                    -----------             -------


                           MAVERICK RESTAURANT CORPORATION

(3) LONG-TERM DEBT, CONTINUED
    Principal amounts payable on the above notes during each of the next five fiscal years and thereafter are as follows: 1998 - $1,014,778; 1999 - $252,208; 2000 - $274,482; 2001 - $298,731; 2002 - $280,469 and thereafter
    - $400,531.

    The notes payable to bank of $148,877 and $110,000 at January 26, 1997 are collateralized by restaurant equipment with a net book value of $1,943,077 and the personal guarantees of three officers and two major stockholders. The mortgage note due in March 1997 is collateralized by a first lien on certain land, building and restaurant equipment with an aggregate net book value of $753,183 and a personal guarantee by a major stockholder.

    The $650,000 note payable to bank at January 26, 1997 represents advances received pursuant to a $2,000,000 loan agreement which expires June 1997. The $650,000 note payable to bank and the $1,589,296 note payable to bank are secured by Amarillo Grill equipment with a net book value at January 26, 1997 of $1,461,124 and the personal guarantees of a director and a stockholder. Management anticipates the above loan agreement will be renewed with comparable terms in June 1997.

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

    Future minimum lease payments required for the years subsequent to January 26, 1997, under operating leases are as follows:

    1998                     $    968,223
    1999                          733,097
    2000                          550,100
    2001                          542,272
    2002                          538,467
    Thereafter                  1,476,980
                             ------------
                             $  4,809,139
                             ------------
                             ------------

                           MAVERICK RESTAURANT CORPORATION

(4) LEASE AGREEMENTS, CONTINUED
    Minimum annual rentals under operating leases were $928,051; $745,441 and $663,951 for the fiscal years ended January 26, 1997, January 28, 1996 and January 31, 1995, respectively. In addition, the Company made percentage rental payments in the amount of $27,868; $880 and $3,842 for the fiscal years ended January 26, 1997, January 28, 1996 and January 31, 1995, respectively.

    Included in the future minimum lease payments above is $1,759,336 due under leases assumed by Red Apple Corporation on March 24, 1997 in connection with the sale discussed in note 11.

    Property and accumulated amortization accounts at January 26, 1997 include $1,903,191 and $633,942, respectively, for leases that have been capitalized. Generally, the building portions of such leases are capitalized whereas the land portion of such leases are considered operating leases. The future minimum lease payment obligations under capital leases for the years subsequent to January 26, 1997, are as follows:

    1998                                                          $    241,188
    1999                                                               241,188
    2000                                                               241,188
    2001                                                               241,188
    2002                                                               241,188
    Thereafter                                                       1,958,880
                                                                  ------------
                                                                     3,164,820
    Less amount representing interest                                1,568,255
                                                                  ------------
    Total obligations under capital leases                           1,596,565
    Less current portion                                                95,947
                                                                  ------------

    Obligations under capital leases, less current portion        $  1,500,618
                                                                  ------------
                                                                  ------------

    Deferred credits consist of gains on the sale-leaseback of properties which have been deferred and are being amortized over the term of the respective lease.

    The Company, as lessor, leases one property to an outside third party. Property and accumulated depreciation accounts at January 26, 1997 include $80,000 and $19,500, respectively, related to this property.

                           MAVERICK RESTAURANT CORPORATION

(4) LEASE AGREEMENTS, CONTINUED
    Future minimum lease payments to be received subsequent to January 26, 1997 are as follows:

    1998           $     58,000
    1999                 58,000
    2000                 63,000
    2001                 68,000
    2002                 68,000
    Thereafter          170,000
                   ------------
                   $    485,000
                   ------------
                   ------------

(5) STOCKHOLDERS' EQUITY
    The Company's President worked on behalf of the Company during 1997, 1996 and 1995 without receiving compensation from the Company. The Company determined that the President performed services valued at $9,000 which was paid by a corporation owned by a major stockholder of the Company. Accordingly, such amount has been recorded as compensation expense with a corresponding credit to additional paid-in capital in the accompanying financial statements.

    In March 1984, the Company adopted an Employee Incentive Stock Option Plan (the 1984 Plan) for a ten-year term to grant options for the purchase of up to 475,000 shares of common stock. The 1984 Plan provides that the Company may grant options to certain employees at the fair market value of the stock at the grant date. One-half of the option is exercisable six months after the grant date and one-half eighteen months after the grant date. Following is a summary of the activity in the 1984 Plan for the three years ended January 26, 1997:

                                                     Per Share Exercise Price
                                                     ------------------------
                                         Number of                  Weighted
                                          Shares        Range        Average
                                          ------        -----        -------
    Balance, January 31, 1994             255,800    $.29 - 5.06      1.32
      Canceled                            (18,500)    .29 - 5.06      4.68
                                          -------    -----------     -----

    Balance, January 31, 1995             237,300     .29 - 2.81      1.06
      Canceled                            (51,300)    .29 - 2.81      2.60
                                          -------    -----------     -----

    Balance, January 28, 1996             186,000     .29 - 1.75       .63
      Canceled                            (35,000)          1.75      1.75
                                          -------    -----------     -----

    Balance, January 26, 1997             151,000    $ .29 - .47       .37
                                          -------    -----------     -----
                                          -------    -----------     -----

    Exercisable at January 26, 1997       151,000    $ .29 - .47       .37
                                          -------    -----------     -----
                                          -------    -----------     -----

                           MAVERICK RESTAURANT CORPORATION

(5) STOCKHOLDERS' EQUITY, CONTINUED
    At January 26, 1997, there were no additional shares available for grant under the 1984 Plan and the weighted-average remaining contractual life of outstanding options was 1.85 years.

    On July 25, 1994, the Company adopted an Employee Incentive Stock Option Plan (the 1994 Plan) for a ten-year term to grant options for the purchase of up to 600,000 shares of stock. The 1994 Plan provides that the Company may grant options to certain employees at the fair market value at the grant date. Ten percent of the option can be exercised after one year, an additional 15% after the second year and 25% in each of the next three years. Following is a summary of the activity in the 1994 Plan for the three years ended January 26, 1997:

                                                     Per Share Exercise Price
                                                     ------------------------
                                         Number of                  Weighted
                                          Shares        Range        Average
                                          ------        -----        -------
    Balance, January 31, 1994                   -  $           -         -
      Canceled                             51,467   1.50 - 2.875      2.43
                                          -------  -------------      ----

    Balance, January 31, 1995              51,467   1.50 - 2.875      2.43
      Granted                             155,366    .84 - 1.940      1.19
      Canceled                            (60,129)  1.44 - 2.875      2.08
                                          -------  -------------      ----

    Balance, January 28, 1996             146,704    .84 - 2.875      1.26
      Granted                             436,776    .50 - 2.190      1.90
      Canceled                            (88,675)   .84 - 1.810      1.13
                                          -------  -------------      ----

    Balance, January 26, 1997             494,805   $.50 - 2.875      1.85
                                          -------  -------------      ----
                                          -------  -------------      ----

    Exercisable at January 26, 1997         8,490   $.84 - 2.875      1.74
                                          -------  -------------      ----
                                          -------  -------------      ----
    At January 26, 1997, there were 105,195 additional shares available for grant under the 1994 Plan and the weighted-average remaining contractual life of outstanding options was 9.28 years.

                           MAVERICK RESTAURANT CORPORATION

(5) STOCKHOLDERS' EQUITY, CONTINUED
    On June 17, 1996, the Company entered into Stock Option Agreements with a director of the Company and a principal stockholder of the Company, whereby it agreed to grant stock options as consideration for the guarantee of the note payable to bank of $1,589,296 at January 26, 1997 (see note 3) by such individuals for the benefit of the Company. These two individuals were each granted options to purchase 250,000 shares of the Company's common stock. The exercise price of options granted pursuant to this agreement is $2.19 per share, and all options granted are exercisable immediately and expire seven years from the date of grant. Total noncash expense based on the fair value of the stock options issued pursuant to the Stock Option Agreements as of January 26, 1997 aggregates $684,875. The Company will recognize this expense over the period of time the related debt is outstanding. The amount of noncash expense recorded during the year ended January 26, 1997 was $61,000.

    The per share weighted-average fair value of stock options granted under the Stock Option Agreements during fiscal 1997 was $1.37 on the date of grant using the Black Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield 0%, expected volatility of 145.0%, risk-free interest rate of 6.72% and an expected life of five years.

    At January 26, 1997, the weighted-average remaining contractual life of outstanding options under the Stock Option Agreements was 6.38 years.

    On January 1, 1997, the Company adopted an Employee Incentive Stock Option Plan (the 1997 Plan) for a ten-year term to grant options for the purchase of up to 700,000 shares of stock. The 1997 Plan provides that the Company may grant options to certain employees at the fair market value at the grant date. Ten percent of the option can be exercised after one year, an additional 15% after the second year and 25% in each of the next three years. Following is a summary of the activity in the 1997 Plan for the year ended January 26, 1997:

                                                     Per Share Exercise Price
                                                     ------------------------
                                         Number of                  Weighted
                                          Shares        Range        Average
                                          ------        -----        -------
    Balance, January 28, 1996                   -       $    -           -
      Granted                             160,000         2.75        2.75
                                          -------       ------        ----
                                          -------       ------        ----
    Balance, January 26, 1997             160,000        $2.75        2.75
                                          -------       ------        ----
                                          -------       ------        ----
    Exercisable at January 26, 1997             -       $    -           -
                                          -------       ------        ----
                                          -------       ------        ----

                           MAVERICK RESTAURANT CORPORATION

(5) STOCKHOLDERS' EQUITY, CONTINUED
    At January 26, 1997, there were 540,000 additional shares available for grant under the 1997 Plan and the weighted-average remaining contractual life of outstanding options was 9.96 years.

    The per share weighted-average fair value of stock options granted under the 1994 and 1997 Plans during 1997 and 1996 was $1.94 and $1.08, respectively, on the date of grant using the Black Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield 0%, expected volatility of 145.0%, risk-free interest rate of 5.63% to 6.72%, and an expected life of 5 years.

    The Company applies APB Opinion No. 25 in accounting for its stock options issued to employees and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost for the 1994 Plan and the 1997 Plan based on the fair value of the grant date for its stock options under SFAS No. 123, the Company's 1997 and 1996 pro forma net loss and pro forma net loss per share would have been adjusted to the pro forma amounts indicated below.

                                                 1997        1996
                                                 ----        ----
    Net loss                 As reported    $ (1,586,275)  (175,341)
                             Pro forma        (1,681,310)  (188,907)

    Loss per share           As reported    $       (.24)      (.03)
                             Pro forma              (.25)      (.03)

    The above proforma disclosure reflects only options granted during fiscal years 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to February 1, 1995 is not considered.

(6) INCOME TAXES
    As of January 26, 1997, the Company has net operating loss carryforwards for income tax purposes of approximately $5,360,000 which, if not used, will expire $552,000 in fiscal 2001, $984,000 in fiscal 2002, $1,193,000 in fiscal 2003, $434,000 in fiscal 2004, $134,000 in fiscal 2005, $7,000 in fiscal 2006, $180,000 in fiscal 2008, $44,000 in fiscal 2009, $116,000 in fiscal 2010 and $1,716,000 in fiscal 2011.

                           MAVERICK RESTAURANT CORPORATION

(6) INCOME TAXES, CONTINUED
    The Company also has approximately $108,000 of investment tax credit carryforwards available which, if not used, will expire $27,000 in fiscal 1999, $72,000 in fiscal 2000 and $9,000 in fiscal 2001.

    The total provision for income taxes varied from the Federal statutory rate for the following reasons:

                                                    1997     1996     1995
                                                    ----     ----     ----
    Computed "expected" tax benefit                (34.0)%  (34.0)%  (34.0)%
    Increase in income taxes resulting from:
         Losses producing no current tax benefit    34.0 %   34.0 %   34.0 %
                                                   -----    -----    -----
                                                       - %      - %      - %
                                                   -----    -----    -----
                                                   -----    -----    -----

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 26, 1997 and January 28, 1996 are presented below:

                                                      1997            1996
                                                      ----            ----
    Deferred tax assets:
       Net operating loss carryforwards           $  2,037,075      1,384,575
       Investment tax credits                          108,000        167,000
       Capital leases                                  124,380        137,788
       Accrual for restaurant closing                   33,555              -
       Other                                            13,280         17,747
                                                  ------------     ----------
          Total gross deferred tax assets            2,316,290      1,707,110
          Less valuation allowance                  (2,189,918)    (1,650,761)
                                                  ------------     ----------
          Net deferred tax assets                      126,372         56,349
                                                  ------------     ----------

    Deferred tax liabilities:
       Property and equipment, principally due
         to differences in depreciation           $   (126,372)       (56,349)
                                                  ------------     ----------
            Net deferred tax assets (liabilities) $          -              -
                                                  ------------     ----------
                                                  ------------     ----------

                           MAVERICK RESTAURANT CORPORATION

(7) PROVISION FOR RESTAURANT CLOSINGS, DISPOSITIONS AND CONVERSIONS
    The Company closed three Cotton Patch Cafe restaurants during 1997, one of which was sold, one was converted to an Amarillo Grill restaurant and one was in the process of being converted to an Amarillo Grill restaurant at January 26, 1997. The Company also decided during fiscal 1997 to discontinue operations of two Grandy's restaurants in fiscal 1998. Provision for restaurant closings, dispositions and conversions in the accompanying 1997 statement of operations of $518,321 relates principally to the write-off of property and equipment, license fees and intangible assets.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS
    The Company has determined the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of variable rate debt instruments approximate their fair value because the interest rates on these instruments change with market interest rates. For all other financial instruments including cash, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value because of the short maturity of these instruments.

(9) BUSINESS ACQUISITION
    Effective June 17, 1996, the Company purchased substantially all of the operating assets and business operations of Homestead West, Inc. and Amagril, Inc. for an initial cash payment of $1,500,000. In addition, 1,000,000 shares of the Company's $.01 par value common stock was issued at an estimated fair value of $.30 per share. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operations of Homestead West, Inc. and Amagril, Inc. have been included in the accompanying statements of operations subsequent to June 17, 1996. The initial purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. Cost in excess of fair value of net tangible assets of purchased businesses arising from the acquisition amounted to $947,011.

    The following table summarizes the pro forma results of operations for the fifty-two weeks ended January 26, 1997 and January 28, 1996 as if the acquisition had been consummated at the beginning of fiscal 1997 and 1996. The pro forma results do not necessarily reflect what would have occurred if the acquisition had been made at the beginning of the respective periods or the results that may occur in the future.

                                             1997             1996
                                             ----             ----

    Net sales                            $  16,257,436     16,113,185
    Net earnings (loss)                  $  (1,470,582)         1,149
    Net earnings (loss) per share        $  (.21)                   -

                           MAVERICK RESTAURANT CORPORATION

(9) BUSINESS ACQUISITION, CONTINUED
    In connection with the acquisition, the Company entered into an Option to Purchase Agreement with the seller which grants the seller the option to purchase the assets acquired after four years from the date of the acquisition. The option is exercisable for a 90-day period and the purchase price will be equal to the price paid by the Company plus all amounts expended by the Company for capital improvements on the restaurants during the four-year period.

(10)LIQUIDITY
    At January 26, 1997, the Company had current liabilities in excess of current assets of $2,230,451.

    Management believes that the continued focus on and expansion of its Amarillo Grill restaurant concept will enable the Company to generate sufficient cash flow from operations in fiscal 1998, which when combined with proceeds from the sale of its Grandy's restaurants (see note 11) and use of available borrowing capacity (see note 3), will enable it to meet its obligations as they come due.

(11)SUBSEQUENT EVENT
    Effective March 24, 1997, the Company sold to Red Apple Corporation all of the assets of the eight Grandy's restaurants owned and operated by the Company. Red Apple Corporation is owned by five individuals, three of which are officers and directors of the Company and one of which is a significant stockholder of the Company. The consideration received for these assets consisted of $435,000 in cash. Red Apple Corporation also assumed the lease obligations associated with these restaurants. The Company recognized a gain of approximately $270,000 on this disposition.

    The following presents the net sales and operating income, before allocation of corporate overhead, of the above restaurants which are included in the accompanying statements of operations for the fiscal years ended January 26, 1997, January 28, 1996 and January 31, 1995.

                           January 26,  January 28,  January 31,
                              1997        1996          1995
                              ----        ----          ----

    Net sales           $    5,102,205  5,204,724     5,364,538

    Operating income    $       36,013    209,504       236,031

                                    EXHIBIT INDEX

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


 10.1 Asset Purchase Agreement dated June 14, 1996 between Homestead West, Inc., Amagril, Inc. and the Company (filed as Exhibit 10.1 to the Company's Form 8-K dated June 17, 1996 and such exhibit is hereby incorporated by reference).

 10.2 Stock Option Agreement dated June 17, 1996 between the Company and C. Howard Wilkins, Jr. and amendment thereto (filed herewith).

 10.3 Stock Option Agreement dated June 17, 1996 between the Company and Robert A. Geist and amendment thereto (filed herewith).

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


                                         (i)

 10.7 Maverick Restaurant Corporation 1994 Incentive Stock Option Plan (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended January 31, 1995 and such exhibit is hereby incorporated by reference).*

 10.8 Maverick Restaurant Corporation 1997 Incentive Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement dated April 23, 1997 and such exhibit is hereby incorporated by reference).*

 23      Consent of KPMG Peat Marwick LLP (filed herewith).

--------------------
    *Management's Compensation Plan


                                         (ii)