Form 10-Q
period 1997-04-27
MAVERICK RESTAURANT CORP
filed 1997-06-11
CIK 727089

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



(Mark One)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended April 27, 1997

                                       OR


/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to ______________

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

     As of April 27, 1997, 7,088,691 shares of common stock $.01 par value were outstanding.

                         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                         MAVERICK RESTAURANT CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)


                                      ASSETS                           April 27,         January 26,
                                                                      ----------         -----------
                                                                          1997               1997
                                                                      ----------         -----------
Current assets:
   Cash and cash equivalents                                          $  404,486          $  328,285
   Accounts receivable - trade                                            34,025              22,058
   Inventories                                                           164,314             219,315
   Prepaid expenses                                                       56,040             130,902
                                                                      ----------          ----------
      Total current assets                                               658,865             700,560
                                                                      ----------          ----------

Property and equipment:
   Buildings                                                             497,060             224,178
   Leasehold improvements                                              1,421,765           1,433,338
   Equipment and fixtures                                              2,918,685           3,901,586
   Leased property under capital lease                                 1,234,626           1,903,191
                                                                      ----------          ----------
                                                                       6,072,136           7,462,293

   Less: accumulated depreciation and amortization                     1,290,826           2,860,486
                                                                      ----------          ----------
                                                                       4,781,310           4,601,807
                                                                      ----------          ----------

Other assets:
   Cost in excess of net tangible assets of purchased
    business, net of amortization of $60,700 and $436,309                886,311           1,012,496
   License fees, net of amortization of $8,590 and $52,361                52,410              63,327
   Deposits                                                               79,658              79,504
                                                                      ----------          ----------
                                                                       1,018,379           1,155,327
                                                                      ----------          ----------

                                                                      $6,458,554          $6,457,694
                                                                      ----------          ----------
                                                                      ----------          ----------

                                LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current portion of long term debt                                  $1,743,912          $1,014,778
   Current portion of obligation under capital lease                      32,649              95,947
   Accounts payable                                                    1,151,428           1,039,399
   Accrued payroll                                                       172,572             205,373
   Other accrued liabilities                                             476,110             575,514
                                                                      ----------          ----------
      Total current liabilities                                        3,576,671           2,931,011
                                                                      ----------          ----------

Long-term debt, less current portion                                   1,448,349           1,506,421
Obligation under capital lease, less current portion                   1,074,699           1,500,618
Deferred credits                                                                               6,789

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 10,000,000
      shares, none issued                                                  -                   -
   Common stock, $.01 par value, authorized 20,000,000 shares,
    issued 7,148,691, outstanding 7,088,691                               71,487              71,414
   Additional paid-in capital                                          6,522,289           6,491,984
   Accumulated deficit                                                (5,964,941)         (5,780,543)
   Treasury stock, 60,000 shares of common stock                        (270,000)           (270,000)
                                                                      ----------          ----------
      Total stockholders' equity                                         358,835             512,855
                                                                      ----------          ----------

                                                                      $6,458,554          $6,457,694
                                                                      ----------          ----------
                                                                      ----------          ----------


                        See notes to financial statements

                         MAVERICK RESTAURANT CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                      Thirteen Weeks Ended
                                                    April 27         April 28
                                                  ----------------------------
                                                     1997              1996
                                                  ----------        ----------
Net sales                                         $3,902,648        $2,762,316
                                                  ----------        ----------
Costs and expenses:
   Cost of goods sold                              1,425,504           878,369
   Operating expenses                              2,406,843         1,669,202
   Depreciation and amortization                     147,557           134,067
   General and administrative                        242,652           125,268
                                                  ----------        ----------
                                                   4,222,556         2,806,906
                                                  ----------        ----------

Operating income (loss)                             (319,908)          (44,590)
                                                  ----------        ----------

Other income (expense)
   Interest expense                                  (94,358)          (61,143)
   Noncash expense from issuance
     of stock options pursuant to
     debt guarantees                                 (24,460)            -
   Gain on sale of assets                            254,328             -
                                                  ----------        ----------
                                                     135,540           (61,413)
                                                  ----------        ----------


Earnings (loss) before income taxes                 (184,398)         (105,733)
Provision for income taxes                             -                 -
                                                  ----------        ----------


Net earnings (loss)                               $ (184,398)       $ (105,733)
                                                  ----------        ----------
                                                  ----------        ----------


Net earnings (loss) per common share              $     (.03)       $     (.02)
                                                  ----------        ----------
                                                  ----------        ----------

Average shares outstanding                         7,088,691         6,081,458
                                                  ----------        ----------
                                                  ----------        ----------



                       See notes to financial statements.

                         MAVERICK RESTAURANT CORPORATION
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)





                                                                  Thirteen Weeks Ended
                                                              April 27           April 28
                                                             -----------------------------
                                                                1996                1996
                                                             ----------         ----------
Operating Activities
   Net loss                                                 $ (184,398)          (105,733)
   Adjustments to reconcile net earnings
      to net cash provided by operations:
      Depreciation and amortization                            147,557            134,067
      Changes in assets and liabilities
      (Increase) decrease in accounts receivable               (11,967)           ( 6,862)
      (Increase) decrease in inventories                       (11,174)           (13,780)
      (Increase) decrease in prepaid expenses                   80,347             36,757
      Increase (decrease) in accounts payable                  112,029             16,830
      Increase (decrease) in accrued expenses                 (132,205)           ( 9,824)
      Gain on sale of assets                                  (254,328)
      Noncash expense from issuance of stock
        options pursuant to debt guarantees                     24,460
      Other net                                                 (6,854)             1,500
                                                            ----------         ----------

Net cash provided (used) by operating activities              (236,533)            52,955
                                                            ----------         ----------

Investing activities
   Purchase of property and equipment                         (784,039)           (88,585)
   Purchase of license fees                                          -             (9,000)
   Proceeds from sale of assets                                435,000                  -
                                                            ----------         ----------
Net cash provided (used) by investing activities              (349,039)          ( 97,585)
                                                            ----------         ----------

Financing activities
   Sale of common stock                                          5,918                  -
   Short-term borrowings                                       750,000             75,000
   Repayment of long-term borrowings
      and capital lease obligations                            (94,145)           (55,553)
                                                            ----------         ----------
Net cash provided (used) by financing activities               661,773             19,447
                                                            ----------         ----------

Net increase (decrease) in cash and cash equivalents            76,201            (25,183)
Cash and cash equivalents at beginning of period               328,285            195,365
                                                            ----------         ----------

Cash and cash equivalents at the end of period              $  404,486         $  170,182
                                                            ----------         ----------
                                                            ----------         ----------



                       See notes to financial statements.

                         MAVERICK RESTAURANT CORPORATION
                         Notes to Financial Statements
                                   (Unaudited)


                                 April 27, 1997


(1)  BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 27, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 24, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 27, 1997 COMPARED TO THREE MONTHS ENDED APRIL 28, 1996.

    For the three months ended April 27, 1997, sales increased 41.3% to $3,902,648 as compared to sales of $2,762,316 for the first quarter of the prior year. As of April 27, 1997, the Company operated seven Amarillo Mesquite Grills and four Cotton Patch Cafes as compared to eight Grandy's restaurants and eight Cotton Patch Cafes as of April 28, 1996. All of the sales increase can be attributed to the seven Amarillo Grills. During the quarter the Company sold its eight Grandy's restaurants and converted two Cotton Patch Cafes to Amarillo Mesquite Grills.

    Cost of sales, as a percentage of total sales, was 36.5% and 31.8% for the 1997 and 1996 periods respectively. The increase in cost of sales, as a percentage of total sales, is the result of a change in direction by the Company from fast food restaurants such as our Grandy's which historically have had a 31.0% cost of sales to an upscale, full service restaurant concept, Amarillo Mesquite Grill, which has a higher cost of sales.

     Operating expenses, as a percentage of total sales were 61.7% and 60.4% for the 1997 and 1996 periods respectively. The increase in operating expenses, as a percentage of total sales, can be attributed to training expenses and pre-opening costs relating to expansion of the Amarillo Mesquite Grill concept. During the quarter the Company incurred approximately $210,000 in recruiting and training expenses relating to the development of management personnel for future restaurants. The Company has adopted a policy of expensing all pre-opening expenses as incurred. During the first quarter, the Company opened two Amarillo Mesquite Grills which resulted in expensing approximately $165,000 for pre-opening costs.

     General and administrative expenses, as a percentage of total sales, were 6.2% and 4.5% for the 1997 and 1996 periods respectively. The increase in general and administrative expenses can be attributed to an increase in management and supervisory personnel in anticipation of growth and expansion of the Amarillo Grill concept.

     The increase in the dollar amount of interest expense from 1996 to 1997 is the result of an increase in bank debt relating to new store development and the acquisition of four Amarillo Grills.

     The Company incurred noncash expenses of $24,460 in the first quarter related to the issuance of stock options pursuant to debt guarantees.

    The Company has determined that it is in its best interest to focus its efforts and financial resources on the Amarillo Grill concept. Therefore, effective March 24, 1997, the Company sold to Red Apple Corporation all of the assets of the eight Grandy's restaurants owned and operated by the Company. Red Apple Corporation is owned by five individuals, four of which are officers and directors of the Company. The consideration received for these assets consisted of $435,000 in cash. Red Apple Corporation also assumed the lease obligations associated with these restaurants. The Company recognized a gain of approximately $254,000 on this disposition. The sales price was computed as three times last year's store level cash flow before overhead or administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds to finance its business have been its cash flow from operations, and proceeds from the sale of the Company's common stock. At April 27, 1997, the Company had a working capital deficit of $2,917,806 compared to working capital deficit of $2,230,451 as of January 26, 1997. The Company does have available $600,000 of unused funds from a $2,000,000 bank line of credit. While the line of credit expires in June 1997, management anticipates the loan agreement will be renewed at that time under comparable terms.

    Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

     Additions to property and equipment represent the single largest use of funds by the Company. The expenditures are primarily made for the purchase and development of new restaurants. Capital expenditures were $784,039 for three months ended April 27, 1997, compared to $310,939 for the three months ended April 28, 1996. These capital expenditures have resulted in an increase in property and equipment and a decrease in working capital.

     The Company plans to continue expansion of the Amarillo Mesquite Grill concept in fiscal 1998. The Company intends to lease existing restaurant properties which are suitable for conversion to the Amarillo Mesquite Grill concept. It is expected that each conversion will require approximately $300,000 to $500,000 for equipment and remodel costs. A ground-up proto-type restaurant will cost approximately $1.7 million for the land, building and equipment. New restaurants will be financed with proceeds received as a result of bank debt.

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



                                        MAVERICK RESTAURANT CORPORATION
                                                 (Registrant)



Date June 9, 1997                           /s/       LINN F. HOHL
     ------------                    -------------------------------------
                                        Linn F. Hohl - Vice President
                                                       of Finance,
                                                       Secretary and
                                                       Treasurer