Form 10-Q
period 1997-07-27
MAVERICK RESTAURANT CORP
filed 1997-09-09
CIK 727089

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549



(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended July 27, 1997

                                          OR


[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to _____________

Commission file number 0-12145


                           AMARILLO MESQUITE GRILL, INC.
                     (formerly Maverick Restaurant Corporation)
                Exact name of registrant as specified in its charter)

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


                                    (316) 685-7286
                 (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No     .
   -----   -----

     As of July 27, 1997, 7,112,155 shares of common stock $.01 par value were outstanding.

                            PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           AMARILLO MESQUITE GRILL, INC.
                                    BALANCE SHEETS
                                     (Unaudited)

                                  ASSETS              July 27,       January 26,
                                                      -------        ----------
                                                       1997             1997
                                                      -------        ----------
Current assets:
  Cash and cash equivalents                         $  457,193     $  328,285
  Accounts receivable - trade                           40,341         22,058
  Inventories                                          165,600        219,315
  Prepaid expenses                                     228,790        130,902
                                                    ----------     ----------
    Total current assets                               891,924        700,560
                                                    ----------     ----------

Property and equipment:
  Buildings                                            865,032        224,178
  Leasehold improvements                             1,616,370      1,433,338
  Equipment and fixtures                             3,547,929      3,901,586
  Leased property under capital lease                1,234,626      1,903,191
                                                    ----------     ----------
                                                     7,263,957      7,462,293
  Less: accumulated depreciation and amortization    1,409,982      2,860,486
                                                    ----------     ----------
                                                     5,853,975      4,601,807
                                                    ----------     ----------
Other assets:
  Cost in excess of net tangible assets of purchased
   business, net of amortization of $78,900
   and $436,309                                        868,111      1,012,496
  License fees, net of amortization of $9,165
   and $52,361                                          51,835         63,327
  Deposits                                              82,659         79,504
                                                   -----------     ----------
                                                     1,002,605      1,155,327
                                                   -----------     ----------
                                                   $7,748,504      $6,457,694
                                                   -----------     ----------
                                                   -----------     ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long term debt                 $3,294,483     $1,014,778
  Current portion of obligation under capital lease     32,649         95,947
  Accounts payable                                   1,156,933      1,039,399
  Accrued payroll                                      182,385        205,373
  Other accrued liabilities                            494,031        575,514
                                                   -----------     ----------
    Total current liabilities                        5,160,481      2,931,011
                                                   -----------     ----------

Long-term debt, less current portion                 1,438,104     1,506,421
Obligation under capital lease, less current portion 1,066,537     1,500,618
Deferred credits                                         -             6,789

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 10,000,000
    shares, none issued                                  -              -
  Common stock, $.01 par value, authorized
    20,000,000 shares, issued  7,172,155,
    outstanding 7,112,155                               71,722         71,414
  Additional paid-in capital                         6,584,667      6,491,984
  Accumulated deficit                               (6,303,007)    (5,780,543)
  Treasury stock, 60,000 shares of common stock     (  270,000)    (  270,000)
                                                   -----------     ----------
  Total stockholders' equity                            83,382       512,855
                                                   -----------     ----------
                                                   $7,748,504     $6,457,694
                                                   -----------     ----------
                                                   -----------     ----------


                          See notes to financial statements

                           AMARILLO MESQUITE GRILL, INC.
                               STATEMENT OF OPERATIONS
                                     (Unaudited)


                                         Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                          July 27      July 28       July 27,   July 28,
                                         ----------   ----------   -----------  ----------
                                           1997          1996          1997       1996
                                         ----------   ----------   -----------  ----------
Net sales                                $3,549,776   $3,314,884   $7,452,424   $6,077,200

Costs and expenses:
    Cost of goods sold                    1,321,827    1,094,818    2,747,331    1,973,187
    Operating expenses (Note 2)           1,822,785    1,921,660    4,018,867    3,590,861
    Depreciation and amortization           137,667      145,198      285,224      279,266
    General and administrative (Note 2)     465,596      233,334      919,009      358,602
                                         ----------   ----------   ----------   ----------
                                          3,747,875    3,395,010    7,970,431    6,201,916
                                         ----------   ----------   ----------   ----------

Operating income (loss)                    (198,099)     (80,126)    (518,007)    (124,716)
                                         ----------   ----------   ----------   ----------

Other income (expense)
    Interest expense                       (115,507)     (68,862)    (209,865)    (130,005)
    Noncash expense from issuance
      of stock options pursuant to
      debt guarantees                       (24,460)        -        ( 48,920)        -
    Gain (loss) on sale of assets              -         (52,268)     254,328      (52,268)
    Provision for restaurant closings
      and dispositions                         -        (595,598)        -        (595,598)
                                         ----------   ----------   ----------   ----------
                                           (139,967)    (716,728)      (4,457)    (777,871)
                                         ----------   ----------   ----------   ----------

Earnings (loss) before income taxes        (338,066)    (796,854)    (522,464)    (902,587)
Provision for income taxes                     -            -            -            -
                                         ----------   ----------   ----------   ----------

Net earnings (loss)                      $ (338,066)  $ (796,854)   $(522,464)  $ (902,587)
                                         ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------

Net earnings (loss) per common share     $    (.05)   $     (.12)   $   (.09)   $    (.14)
                                         ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------

Average shares outstanding                7,112,155    6,542,966    7,112,155    6,312,227
                                         ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------

                          See notes to financial statements.

                           AMARILLO MESQUITE GRILL, INC.
                               STATEMENTS OF CASH FLOW
                                     (Unaudited)



                                                      Twenty-Six Weeks Ended
                                                     July 27         July 28
                                                   -----------      ----------
                                                       1997             1996
                                                   -----------      ----------
Operating Activities
   Net loss                                        $  (522,464)      (902,587)
   Adjustments to reconcile net earnings
      to net cash provided by operations:
      Depreciation and amortization                    285,224        279,266
      Changes in assets and liabilities
      (Increase) decrease in accounts receivable       (18,283)       (27,820)
      (Increase) decrease in inventories               (12,460)       (46,982)
      (Increase) decrease in prepaid expenses          (92,403)      (257,067)
      Increase (decrease) in accounts payable          117,534        222,785
      Increase (decrease) in accrued expenses         (104,471)       132,660
      (Gain) loss on sale of assets                   (254,328)        52,268
      Noncash expense from issuance of stock
        options pursuant to debt guarantees             48,920           -
      Provision for restaurant closings
        and dispositions                                     -        595,598
      Other net                                        ( 9,591)        (1,367)
                                                   -----------      ----------

Net cash provided (used) by operating activities      (562,322)        46,754
                                                   -----------      ----------

Investing activities
   Purchase of property and equipment               (1,975,860)      (911,865)
   Purchase of other assets                                  -       (618,786)
   Proceeds from sale of assets                        435,000        235,747
                                                   -----------      ----------
Net cash provided (used) by investing activities    (1,540,860)    (1,294,904)
                                                   -----------      ----------

Financing activities
   Sale of common stock                                 44,071           -
   Long-term borrowings                              2,350,000      1,775,000
   Repayment of long-term borrowings
      and capital lease obligations                   (161,981)      (370,238)
                                                   -----------      ----------
Net cash provided (used) by financing activities     2,232,090      1,404,762
                                                   -----------      ----------

Net increase (decrease) in cash and cash equivalents   128,908        156,612
Cash and cash equivalents at beginning of period       328,285        195,365
                                                   -----------      ----------

Cash and cash equivalents at the end of period     $   457,193     $ 351,977
                                                   -----------      ----------
                                                   -----------      ----------


                          See notes to financial statements.

                           AMARILLO MESQUITE GRILL, INC.
                           Notes to Financial Statements
                                     (Unaudited)


                                    July 27, 1997


(1)  BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 27, 1997 are not necessarily indicative of the results that may be expected for the year ended January 25, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 24, 1997.

(2)  RECLASSIFICATION
     For the prior year periods ending July 28, 1996, recruiting and training expenses in the amount of $51,224 has been reclassified from operating expense to general and administrative expense. All recruiting and training costs for the current year are also included with general and administrative expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

    Over the past year the Company has taken major steps toward reorganizing and changing the direction of the Company in terms of moving away from low volume fast food restaurants and towards high volume full service restaurants. Due to differences in volume and the nature of the business, the operating results, expressed as percentage of sales, can be substantially different for fast food as compared to a full service restaurant.

    In addition, over the past eighteen months the number of restaurants operated by the Company has changed substantially as follows:
                                                  Cotton        Amarillo
                                  Grandy's      Patch Cafe       Grill
                                  --------      ----------      --------
    January 28, 1996                 8              7               -
         Opened                                     1
         Purchased                                                  4
         Converted                                 (1)              1
         Closed                                    (2)
                                  --------      ----------      --------
     January 26, 1997                8              5               5
         Opened                                                     2
         Converted                                 (1)              1
         Sold                       (8)
         Closed                                    (1)
                                  --------      ----------      --------
     July 27, 1997                   -              3               8
                                  --------      ----------      --------
                                  --------      ----------      --------

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 27, 1997 COMPARED TO THREE MONTHS ENDED JULY 28, 1996.

    For the three months ended July 27, 1997, sales increased 7.1% to $3,549,776 as compared to sales of $3,314,884 for the second quarter of the prior year. As of July 27, 1997, the Company operated eight Amarillo Mesquite Grills and three Cotton Patch Cafes as compared to four Amarillo Mesquite Grills, eight Grandy's restaurants and seven Cotton Patch Cafes as of April 28, 1996.

    Cost of sales, as a percentage of total sales, was 37.2% and 33.0% for the 1997 and 1996 periods respectively. The increase in cost of sales, as a percentage of total sales, is the result of a change in direction by the Company from fast food restaurants such as our Grandy's which historically have had a 31.0% cost of sales to an upscale, full service restaurant concept, Amarillo Mesquite Grill, which has a higher cost of sales.

     Operating expenses, as a percentage of total sales, was 51.4% and 58.0% for the 1997 and 1996 periods respectively. The decrease in operating expense, as a percentage of total sales, is the result of operating more Amarillo Mesquite Grills which have a higher sales volume and lower operating costs than the Grandy's restaurants which were sold during the first quarter of the current year.

     General and administrative expenses, as a percentage of total sales, was 13.1% and 7.0% for the 1997 and 1996 periods respectively. The increase in general and administrative expense, as a percentage of total sales, can be attributed to recruiting and training expenses relating to expansion of the Amarillo Mesquite Grill concept. During the quarter the Company incurred approximately $246,000 in recruiting and training expenses relating to the development of management personnel for future restaurants.

    The increase in the dollar amount of interest expense from 1996 to 1997 is the result of an increase in bank debt relating to new store development and the acquisition of four Amarillo Grills.

     The Company incurred noncash expenses of $24,460 in the first quarter related to the issuance of stock options pursuant to debt guarantees.

SIX MONTHS ENDED JULY 27, 1997 COMPARED TO SIX MONTHS JULY 26, 1996.

    For the six months ended July 27, 1997, sales increased 22.6% to $7,452,424 as compared to sales of $6,077,200 for the six months ended July 28, 1996. As of July 27, 1997, the Company operated eight Amarillo Mesquite Grills and three Cotton Patch Cafes as compared to four Amarillo Grills, eight Grandy's restaurants and seven Cotton Patch Cafes as of July 28, 1997.

    Cost of sales, as a percentage of total sales, was 36.9% and 32.5% for the 1997 and 1996 periods respectively. The higher cost of sales, as a percentage of total sales, can be attributed to the Amarillo Mesquite Grill restaurants which operate at a higher cost of sales percentage than do the Grandy's or Cotton Patch Cafes.

    Operating expenses, as a percentage of total sales was 53.9% and 59.1% for the 1997 and 1996 periods respectively. The decrease in operating expense, as percentage of total sales, was the result of operating more Amarillo Mesquite Grills which have a higher sales volume and lower operating costs than the Grandy's restaurants which were sold during the first quarter of the current year.

    General and administrative expenses, as a percentage of total sales, was 12.3% and 5.9% for the 1997 and 1996 periods respectively. The increase in general and administrative expenses, as a percentage of total sales, can be attributed to recruiting and training expenses relating to expansion of the Amarillo Mesquite Grill concept. During the first six months ending July 27, 1997, the Company incurred approximately $457,000 in recruiting and training expense relating to the development of management personnel for future restaurants.

    The increase in the dollar amount of interest expense from 1996 to 1997 is the result of an increase in bank debt relating to new store development and the acquisition of four Amarillo Mesquite Grills.

    The Company incurred noncash expenses of $48,920 in the first quarter related to the issuance of stock options pursuant to debt guarantees.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds to finance its business have been its cash flow from operations, and proceeds from the sale of the Company's common stock. At July 27, 1997, the Company had a working capital deficit of $4,268,557 compared to working capital deficit of $2,230,451 as of January 26, 1997. The Company does have available $500,000 of unused funds from a $3,500,000 bank line of credit. While the line of credit expires in June 1998, management anticipates the loan agreement will be renewed at that time under comparable terms.

 Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

    Additions to property and equipment represent the single largest use of
funds by the Company.   The expenditures are primarily made for the purchase and
development of new restaurants. Capital expenditures were $1,975,860 for six months ended July 27, 1997, compared to $911,865 for the six months ended
July 28, 1996. These capital expenditures have resulted in an increase in property and equipment and a decrease in working capital.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 23, 1997, the Company held its Annual Meeting of
         Stockholders. The matters voted upon and the vote tabulations for each matter are as follows:

         1. ELECTION OF DIRECTORS. The following directors were re-elected to serve on the Board of Directors:

                                               FOR         WITHHELD
                   Chris F. Hotze           5,968,167       14,990
                   Linn F. Hohl             5,968,167       14,990
                   Andres Mouland           5,967,767       15,390
                   C. Howard Wilkins Jr.    5,967,167       14,990
                   Alan L. Bundy            5,968,767       15,390

         2. AMENDMENT TO ARTICLES OF INCORPORATION. The stockholders of the Company approved the amendment to Article First of the Company's Articles of Incorporation to change the corporate name to Amarillo Mesquite Grill, Inc. The vote was as follows:

                   FOR              AGAINST             ABSTAIN
                5,979,967            2,340                850

         3. ADOPTION OF THE 1997 STOCK OPTION PLAN. The stockholders of the Company approved adoption of the 1997 Incentive Stock Option Plan. The vote was as follows:

                   FOR              AGAINST             ABSTAIN
                5,348,209            93,328             13,780

         4. ELECTION OF AUDITORS. The stockholders of the Company elected KPMG Peat Marwick, LLP, independent certified public accountants, as auditors for the Company for the fiscal year ending January 25, 1998. The vote was as follows:

                   FOR              AGAINST             ABSTAIN
                5,977,817            4,200               1,140

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



                                  AMARILLO MESQUITE GRILL INC.
                                            (Registrant)




Date September 2, 1997           /s/       LINN F. HOHL
                                 ---------------------------------------
                                 Linn F. Hohl - Vice President
                                 of Finance, Secretary and Treasurer