Form 10-Q
period 1997-10-26
MAVERICK RESTAURANT CORP
filed 1997-12-10
CIK 727089

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549



(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended October 26, 1997

                                  OR


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    ----------------
Commission file number 0-12145


                   AMARILLO MESQUITE GRILL, INC.
        Exact name of registrant as specified in its charter)

            Kansas                                               48-0936946
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                              Suite 200
                         302 North Rock Road
                        Wichita, Kansas  67206
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
Yes X    No     .
    ---    ----

     As of October 26, 1997, 7,113,345 shares of common stock $.01 par value were outstanding.

                      PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     AMARILLO MESQUITE GRILL, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

 ASSETS                                                October 26    January 26
                                                       ----------    ----------
                                                          1997          1997
                                                       ----------    ----------
Current assets:
   Cash and cash equivalents                           $  479,493    $  328,285
   Accounts receivable - trade                             36,927        22,058
   Inventories                                            165,853       219,315
   Prepaid expenses                                       192,742       130,902
                                                       ----------    ----------
      Total current assets                                875,015       700,560
                                                       ----------    ----------

Property and equipment:
   Buildings                                            1,105,229       224,178
   Leasehold improvements                               1,565,382     1,433,338
   Equipment and fixtures                               3,689,477     3,901,586
   Leased property under capital lease                  1,234,626     1,903,191
                                                       ----------    ----------
                                                        7,594,714     7,462,293
   Less: accumulated depreciation and amortization      1,338,898     2,860,486
                                                       ----------    ----------
                                                        6,255,816     4,601,807
                                                       ----------    ----------

Minority Interest                                          12,373        -
                                                       ----------    ----------

Other assets:
   Cost in excess of net tangible assets of purchased
    business, net of amortization of $97,100 and
    $436,309                                              849,911     1,012,496
   License fees, net of amortization of $2,784 and
    $52,361                                                15,216        63,327
   Deposits                                                82,424        79,504
                                                       ----------    ----------
                                                          947,551     1,155,327
                                                       ----------    ----------
                                                       $8,090,755    $6,457,694
                                                       ----------    ----------
                                                       ----------    ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                   $4,180,872    $1,014,778
   Current portion of obligation under capital lease       32,649        95,947
   Accounts payable                                     1,000,120     1,039,399
   Accrued payroll                                        154,988       205,373
   Other accrued liabilities                              495,430       575,514
                                                       ----------    ----------
      Total current liabilities                         5,864,059     2,931,011
                                                       ----------    ----------

Long-term debt, less current portion                    1,361,307     1,506,421
Obligation under capital lease, less current portion    1,058,374     1,500,618
Deferred credits                                                -         6,789

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 10,000,000
      shares, none issued                                       -             -
   Common stock, $.01 par value, authorized 20,000,000
       shares,issued 7,173,345, outstanding 7,112,155      71,733        71,414
   Additional paid-in capital                           6,610,115     6,491,984
   Accumulated deficit                                 (6,604,833)   (5,780,543)
   Treasury stock, 60,000 shares of common stock       (  270,000)   (  270,000)
                                                       ----------    ----------
      Total stockholders' equity                       (  192,985)      512,855
                                                       ----------    ----------

                                                       $8,090,755    $6,457,694
                                                       ----------    ----------
                                                       ----------    ----------

                      See notes to financial statements.

                     AMARILLO MESQUITE GRILL, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)

                                            Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                         October 26     October 27    October 26     October 27
                                         ----------     ----------    ----------     ----------
                                            1997          1996           1997           1996
                                         ----------     ----------    ----------     ----------
Net sales                                $3,953,526     $3,793,810    $11,405,950    $ 9,871,010
                                         ----------     ----------    -----------    -----------

Costs and expenses:
   Cost of goods sold                     1,493,842      1,294,704      4,241,173      3,267,891
   Operating expenses (Note 2)            2,074,935      2,079,943      6,093,802      5,670,804
   Depreciation and amortization            171,713        159,883        456,937        439,149
   General and administrative (Note 2)      361,828        275,430      1,280,837        734,032
                                         ----------     ----------    -----------    -----------
                                          4,102,318      3,909,960     12,072,749     10,111,876
                                         ----------     ----------    -----------    -----------

Operating income (loss)                    (148,792)      (116,150)      (666,799)      (240,866)
                                         ----------     ----------    -----------    -----------

Other income (expense)
   Interest expense                        (141,910)       (86,549)      (351,775)       216,554
Noncash expense from issuance
     of stock options pursuant to
     debt guarantees                        (24,460)          -           (48,920)             -
   Gain (loss) on sale of assets                443           -           254,771        (52,268)
   Provision for restaurant closings
     and dispositions                             -           -             -           (598,598)
                                         ----------     ----------    -----------    -----------
                                           (165,927)       (86,549)      (170,384)      (864,420)
                                         ----------     ----------    -----------    -----------

Earnings (loss) before taxes and
    minority interests                     (314,719)      (202,699)      (837,183)    (1,105,286)
Provision for income taxes                        -           -              -              -
Minority interest in loss                    12,893           -            12,893           -
                                         ----------     ----------    -----------    -----------
Net earnings (loss)                      $ (301,826)    $ (202,699)$     (824,290)   $(1,105,286)
                                         ----------     ----------    -----------    -----------
                                         ----------     ----------    -----------    -----------

Net earnings (loss) per common share     $     (.04)    $     (.03)   $      (.12)   $      (.17)
                                         ----------     ----------    -----------    -----------
                                         ----------     ----------    -----------    -----------

Average shares outstanding                7,113,345      7,081,458      7,113,345      6,524,758
                                         ----------     ----------    -----------    -----------
                                         ----------     ----------    -----------    -----------

                        See notes to financial statements.

                     AMARILLO MESQUITE GRILL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Unaudited)


                                                      Thirty-Nine Weeks Ended
                                                     October 26    October 27
                                                     -----------   -----------
                                                         1997         1996
                                                     -----------   -----------
Operating Activities
  Net loss                                           $  (824,290)  $(1,105,286)
  Adjustments to reconcile net earnings
     to net cash provided by operations:
     Depreciation and amortization                       456,937       439,149
     Changes in assets and liabilities
     (Increase) decrease in accounts receivable          (14,869)        1,139
     (Increase) decrease in inventories                  (12,713)      (47,382)
     (Increase) decrease in prepaid expenses             (56,355)     (215,467)
     Increase (decrease) in accounts payable             (39,279)      308,240
     Increase (decrease) in accrued expenses             (94,174)      217,250
     (Gain) loss on sale of assets                      (254,771)       52,268
     Minority interest share of loss                     (12,373)        -
     Noncash expense from issuance of stock
       options pursuant to debt guarantees                73,380         -
     Provision for restaurant closings
       and dispositions                                        -       534,434
     Other net                                           ( 9,620)      (17,600)
                                                     -----------   -----------
Net cash provided (used) by operating activities        (788,127)      166,745
                                                     -----------   -----------
Investing activities
  Purchase of property and equipment                  (2,530,183)   (l,000,683)
  Purchase of other assets                                     -      (624,811)
  Proceeds from sale of assets                           435,000       235,747
                                                     -----------   -----------
Net cash provided (used) by investing activities      (2,095,183)   (1,389,747)
                                                     -----------   -----------

Financing activities
  Sale of common stock                                    45,070         -
  Long-term borrowings                                 3,230,000     1,775,000
  Repayment of long-term borrowings
     and capital lease obligations                      (240,552)     (457,705)
                                                     -----------   -----------
Net cash provided (used) by financing activities       3,034,518     1,317,295
                                                     -----------   -----------

Net increase (decrease) in cash and cash equivalents     151,208        94,293
Cash and cash equivalents at beginning of period         328,285       195,365
                                                     -----------   -----------

Cash and cash equivalents at the end of period       $   479,493   $   289,658
                                                     -----------   -----------
                                                     -----------   -----------


                      See notes to financial statements.

                     AMARILLO MESQUITE GRILL, INC.
                     Notes to Financial Statements
                               (Unaudited)


                             October 26, 1997


(1)  BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Operating results for the three month period ended October 26, 1997 are not necessarily indicative of the results that may be expected for the year ended January 25, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 24, 1997.

(2)  RECLASSIFICATION
     For the prior year perids ending October 27, 1996, training expenses and area management expenses in the amount of $165,656 have been reclassified from operating expense to general and administrative expense. All training costs and area management costs for the current year are also included with general and administrative expense.

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

    In addition, over the past eighteen months the number of restaurants operated by the Company has changed substantially as follows:



                                              Cotton        Amarillo
                              Grandy's      Patch Cafe       Grill
                              --------      ----------      --------
    January 28, 1996             8              7               -
         Opened                                 1
         Purchased                                              4
         Converted                             (1)              1
         Closed                                (2)
                              --------      ----------      --------
     January 26, 1997            8              5               5
         Opened                                                 2
         Converted                             (2)              2
         Sold                   (8)
         Closed                                (1)
                              --------      ----------      --------
     October 26, 1997            -              2               9
                              --------      ----------      --------
                              --------      ----------      --------

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 26, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 27, 1996.

    For the three months ended October 26, 1997, sales increased 4.2% to $3,953,526 as compared to sales of $3,793,810 for the second quarter of the prior year. As of October 26, 1997, the Company operated nine Amarillo Mesquite Grills and two Cotton Patch Cafes as compared to eighteen restaurants as of October 27, 1996.

    Cost of sales, as a percentage of total sales, was 37.8% and 34.1% for the 1997 and 1996 periods respectively. The increase in cost of sales, as a percentage of total sales, is the result of a change in direction by the Company from fast food restaurants such as our Grandy's which historically have had a 31.0% cost of sales to an upscale, full service restaurant concept, Amarillo Mesquite Grill, which has a higher cost of sales.

     Operating expenses, as a percentage of total sales, was 52.5% and 54.9% for the 1997 and 1996 periods respectively. The decrease in operating expense, as a percentage of total sales, is the result of operating more Amarillo Mesquite Grills which have a higher sales volume and lower operating costs than the Grandy's restaurants which were sold during the first quarter of the current year.

     General and administrative expenses, as a percentage of total sales, was 9.2% and 7.3% for the 1997 and 1996 periods respectively. The increase in general and administrative expense, as a percentage of total sales, can be attributed to recruiting and training expenses relating to expansion of the Amarillo Mesquite Grill concept. During the quarter the Company incurred approximately $107,890 in recruiting and training expenses relating to the development of management personnel for future restaurants.

    The increase in the dollar amount of interest expense from 1996 to 1997 is the result of an increase in bank debt relating to new store development and the acquisition of four Amarillo Grills.

     The Company incurred noncash expenses of $24,460 in the third quarter related to the issuance of stock options pursuant to debt guarantees.

NINE MONTHS ENDED OCTOBER 26, 1997 COMPARED TO NINE MONTHS OCTOBER 27, 1996.

    For the nine months ended October 26, 1997, sales increased 22.6% to $11,405,950 as compared to sales of $9,871,000 for the nine months ended October 27, 1996. As of October 26, 1997, the Company operated nine Amarillo Mesquite Grills and two Cotton Patch Cafes as compared to eighteen restaurants as of October 27, 1996.

    Cost of sales, as a percentage of total sales, was 37.2% and 33.1% for the 1997 and 1996 periods respectively. The higher cost of sales, as a percentage of total sales, can be attributed to the Amarillo Mesquite Grill restaurants which operate at a higher cost of sales percentage than do the Grandy's or Cotton Patch Cafes.

    Operating expenses, as a percentage of total sales was 53.4% and 57.5% for the 1997 and 1996 periods respectively. The decrease in operating expense, as percentage of total sales, was the result of operating more Amarillo Mesquite Grills which have a higher sales volume and lower operating costs than the Grandy's restaurants which were sold during the first quarter of the current year.

    General and administrative expenses, as a percentage of total sales, was 11.2% and 7.4% for the 1997 and 1996 periods respectively. The increase in general and administrative expenses, as a percentage of total sales, can be attributed to recruiting and training expenses relating to expansion of the Amarillo Mesquite Grill concept. During the first nine months ending October 26, 1997, the Company incurred approximately $565,000 in recruiting and training expense relating to the development of management personnel for future restaurants.

    The increase in the dollar amount of interest expense from 1996 to 1997 is the result of an increase in bank debt relating to new store development and the acquisition of four Amarillo Mesquite Grills.

    The Company incurred noncash expenses of $73,380 in the nine months ended October 26, 1997, related to the issuance of stock options pursuant to debt guarantees.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds to finance its business have been its cash flow from operations, and proceeds from the sale of the Company's common stock. At October 26, 1997, the Company had a working capital deficit of $4,268,557 compared to working capital deficit of $2,230,451 as of January 26, 1997. The Company does have available $1,300,000 of unused funds from a $5,100,000 bank line of credit. While the line of credit expires in June 1998, management anticipates the loan agreement will be renewed at that time under comparable terms.

 Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

    Additions to property and equipment represent the single largest use of
funds by the Company.   The expenditures are primarily made for the purchase
and development of new restaurants. Capital expenditures were $2,530,183 for nine months ended October 26, 1997, compared to $1,000,683 for the nine months ended October 27, 1996. These capital expenditures have resulted in an increase in property and equipment and a decrease in working capital.

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



                                           AMARILLO MESQUITE GRILL INC.
                                                           (Registrant)




Date  December 5, 1997                     /s/LINN F. HOHL
                                           --------------------------------
                                              Linn F. Hohl - Vice President
                                                               of Finance,
                                                             Secretary and
                                                             Treasurer