Form 10-K
period 1998-01-25
MAVERICK RESTAURANT CORP
filed 1998-04-23
CIK 727089

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Fiscal Year Ended January 25, 1998

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             Commission File No. 0-12145

                            AMARILLO MESQUITE GRILL, INC.
                      (formerly Maverick Restaurant Corporation)
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

         Registrant's telephone number including area code:  (316) 685-7286
          Securities Registered Pursuant to Section 12(b) of the Act: None
            Securities Registered Pursuant to Section 12(g) of the Act:
                             Common Stock $0.01 Par Value

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past ninety (90) days.

                               Yes  X     No
                                   ---       ---

Insert by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of April 1, 1998, 7,573,895 common shares (not including 60,000 shares held as treasury stock) were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares ($3.875) as of such date on the OTC Bulletin Board) of AMARILLO MESQUITE GRILL, INC. held by non-affiliates was approximately $11,222,709 (For purposes of this valuation "affiliates" are the officers, directors and 5% shareholders of the Company.)

                         DOCUMENTS INCORPORATED BY REFERENCE:

              Proxy Statement for the fiscal year ended January 25, 1998
                        (Items 10, 11, 12 and 13 of PART III)

                            AMARILLO MESQUITE GRILL, INC.


                              Annual Report on Form 10-K
                      For the Fiscal Year Ended January 25, 1998



PART I.                                                                          PAGE
                                                                                 ----

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . .  6

PART II.

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . .  7
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . .  8
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . . . . . .  9
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . 13
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . . . . 13
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . 13

PART III.

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . 13
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . 13

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1

                                        PART I


ITEM 1.   BUSINESS

     A)   GENERAL DEVELOPMENT OF BUSINESS.

          AMARILLO MESQUITE GRILL, INC. (the "Company) operates twelve Amarillo Mesquite Grill restaurants in Kansas, Oklahoma, Missouri and Arkansas. The Company also operates one Cotton Patch Cafe restaurant located in Oklahoma pursuant to a franchise agreement with Cotton Patch Cafe, Inc. The Company intends to focus its business activities on the development of additional Amarillo Mesquite Grill restaurants.

          On June 17, 1996, the Company acquired the assets of the Amarillo Mesquite Grill restaurant chain from Homestead West, Inc. and Amagril, Inc. for 1,000,000 shares of the Company's restricted common stock and cash in the amount of $1,500,000. The Amarillo Mesquite Grill restaurant chain consisted of four restaurants at the date of purchase: two located in Wichita, Kansas, one located in Hutchinson, Kansas and one located in Overland Park, Kansas. Since the date of this acquisition, the Company has converted five of its Cotton Patch Cafe restaurants to Amarillo Mesquite Grill restaurants, converted two other buildings to Amarillo Mesquite Grill restaurants and constructed a prototype Amarillo Mesquite Grill restaurant.

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

               The Amarillo Mesquite Grill concept is designed to appeal to a broad spectrum of casual dining customers who are seeking a consistent and high-quality dining experience attentively served in a distinctive, relaxed atmosphere for a moderate price. Amarillo Mesquite Grill provides a casual and comfortable environment and well-trained, enthusiastic service to its customers.

               The Company believes that the Amarillo Mesquite Grill restaurant concept and menu are designed to attract loyal clientele who return with a high degree of frequency at both lunch and dinner. The decor of the Company's restaurants features a variety of western and country artifacts, giving it a relaxed friendly feel. Amarillo Mesquite Grill is further distinguished by requiring from its meat purveyors high-quality, USDA choice or better graded steaks, many of which are hand-cut fresh daily on site. High-quality ingredients are used for all menu items. All meals are served in generous portions by a well-trained friendly staff.

               The Amarillo Mesquite Grill restaurant is a free-standing building. The Company owns the furniture, fixtures and equipment used in its restaurants. Each restaurant serves alcoholic beverages and features a bar area located adjacent to the dining room primarily to accommodate customers waiting for tables.

               The average cost of a meal at the Company's Amarillo Mesquite Grill restaurant is approximately $7.00 for lunch and $13.00 for dinner. Alcoholic beverage service accounts for approximately 8% of the Company's net sales at each restaurant. The Company's restaurants are open seven days a week.

               The following table sets forth the location and opening or acquisition date of the Company's Amarillo Mesquite Grill restaurants currently in operation:


                                                  DATE OPENED
               LOCATION                           OR PURCHASED
               --------                           ------------
               Wichita, Kansas #1                 June 17, 1996
               Wichita, Kansas #2                 June 17, 1996
               Hutchinson, Kansas                 June 17, 1996
               Overland Park, Kansas              June 17, 1996
               Ponca City, Oklahoma               December 9, 1996
               Rogers, Arkansas                   February 17, 1997
               Salina, Kansas                     April 21, 1997
               Springfield, Missouri              June 23, 1997
               Enid, Oklahoma                     August 1, 1997
               Muskogee, Oklahoma                 November 12, 1997
               Wichita, Kansas #3                 January 14, 1998
               Manhattan, Kansas                  February 2, 1998


               COTTON PATCH CAFE. The Company owns and operates one Cotton Patch Cafe restaurant in McAlester, Oklahoma pursuant to a franchise agreement with Cotton Patch Cafe, Inc. The menu of the Cotton Patch Cafe features a southern home-style menu with entrees including pork chops, chicken and beef, along with vegetables, rolls and beverages. Cotton Patch Cafe offers full table service in a relaxed, family-oriented environment. Most of the Cotton Patch Cafe items are prepared from scratch on the premises. The average cost of a meal at the Company's Cotton Patch Cafe restaurant, including beverage, is approximately $6.00.

               The Company has determined that it will not develop additional Cotton Patch Cafe restaurants.

          ii)  DEVELOPING PRODUCTS AND INDUSTRY SEGMENTS.

               Not Applicable

          iii) SOURCES AND AVAILABILITY OF RAW MATERIALS.

               The Company's food costs are closely tied to market conditions. The Company attempts to maintain its cost of sales percentages by refining cost controls, directing marketing activities to re-emphasize low-cost menu items, and selectively increasing menu prices. The Company monitors the cost of ingredients and attempts to adjust prices wherever possible to maintain desired margins. The cost of sales percentage in the Amarillo Mesquite Grill restaurants is somewhat higher than in the Cotton Patch and Grandy's restaurants due to the different nature of the menu offerings.

         iv)   TRADEMARKS.

               The Company acquired two service marks registered with the United States Patent and Trademark Office for the words "Amarillo Grill." Both of these registrations expire in January 2005, however, they are subject to renewal. The Company has also recently filed with the United States Patent and Trademark Office an application for the words "Amarillo Mesquite Grill." The Company considers all of these service marks to contribute significantly to its operations.

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

         xi)   RESEARCH AND DEVELOPMENT.

               Not Applicable

        xii)   COMPLIANCE WITH ENVIRONMENTAL REGULATION.

               Not Applicable

       xiii)   EMPLOYEES.

               As of April 1, 1998, the Company employed approximately 750 persons, including 15 administrative, 60 managerial, 275 full-time and 400 part-time restaurant employees.

     D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

          Not Applicable

ITEM 2.   PROPERTIES

The Company's principal executive office is located at 302 North Rock Road, Suite 200, Wichita, Kansas 67206. This office space is leased from an unrelated third party.

The land and buildings for the Company's thirteen restaurants are leased pursuant to long-term leases with unrelated third parties. The initial lease terms are for a period of three to twenty years with provisions for two additional five year extensions. The Company pays minimum annual rentals for the land and building of each restaurant in amounts ranging from approximately $30,000 to $85,050. In some cases, the rental rates escalate in accordance with sales volume in excess of specified amounts. Each lease obligates the Company to pay the real estate taxes and utilities applicable to the particular location, to maintain casualty and liability insurance, and to keep the property in general repair.

The Company currently operates twelve Amarillo Mesquite Grill restaurants and one Cotton Patch Cafe restaurant which encompass approximately 4,000 to 6,000 square feet. These restaurants seat approximately 140 to 280 persons and have on-site parking for an average of 70 cars. Typical capital costs for a restaurant facility are approximately $700,000 for land,

$700,000 for the building and $300,000 for equipment and furnishings. The Company has historically leased the land and buildings used pursuant to long-term lease arrangements.

ITEM 3.   LEGAL PROCEEDINGS

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.



                THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     A)   MARKET INFORMATION.

          Stock quotations for the Company's stock are currently available on the OTC Bulletin Board under the symbol "MESQ". The following tabulation sets forth the high and low closing bid quotations for the calendar quarters shown as reported by the OTC Bulletin Board. The prices quoted represent prices between dealers in securities without adjustment for mark-ups, mark-downs, or commissions and do not necessarily reflect actual transactions.


                                                  Bid Price
          Quarter Ended                 High                       Low
          -------------                 ------------------------------
          April 28, 1996                  7/8                      3/8
          July 29, 1996                 2 3/8                      3/8
          October 27, 1996              2 3/8                    1 1/4
          January 26, 1997              3 3/4                    1 1/4

                                                  Bid Price
          Quarter Ended                 High                       Low
          -------------                 ------------------------------

          April 27, 1997                4 3/4                    2 1/2
          July 27, 1997                 4 1/2                    3 1/4
          October 26, 1997              4 3/8                    2 1/2
          January 25, 1998              3 1/2                    2 1/4



     B)   HOLDERS OF COMPANY'S COMMON STOCK.

          The number of holders of record of the Company's common stock as of January 25, 1998, was 453, as determined by an examination of the Company's transfer book. However, because a number of shares of stock are held in "street name," the actual number could not be determined more precisely.

     C)   DIVIDENDS.

          The Company has not paid dividends to its stockholders since its inception. For the foreseeable future, it is anticipated that any earnings which may be generated from operations of the Company will be used to finance the growth of the Company, and that dividends will not be paid to stockholders.

ITEM 6.   SELECTED FINANCIAL DATA



YEARS ENDED (1)                        January 25,    January 26,    January 28,    January 31,    January 31,
                                          1998           1997           1996           1995           1994
                                          ----           ----           ----           ----           ----
OPERATING DATA:
  Net sales                           $ 16,022,471    $14,185,898    $10,668,573     $9,106,111     $7,517,756
  Net loss                             $(1,270,293)   $(1,586,275)    $ (175,341)    $  (14,300)     $(126,852)
  Net loss per share                   $  (    .18)   $  (    .24)    $ (    .03)      $      -      $    (.02)
                                      ------------    -----------    -----------     ----------     ----------
BALANCE SHEET DATA:
  Current assets                        $  965,335   $    700,560     $  420,691     $1,009,879     $1,649,790
  Property and equipment                 7,442,598      4,601,807      4,041,077      3,342,382      2,285,972
  Other assets                             873,408      1,155,327        310,012        346,314        366,622
                                      ------------    -----------    -----------     ----------     ----------
  Total assets                          $9,281,341    $ 6,457,694     $4,771,780     $4,698,575     $4,302,384
                                      ------------    -----------    -----------     ----------     ----------
                                      ------------    -----------    -----------     ----------     ----------

Current liabilities                     $3,198,960    $ 2,931,011     $1,228,909       $900,991       $868,954
  Long-term debt, less
    current portion                      5,618,279      1,506,421        332,475        355,062        471,224
  Obligation under capital leases,
    less current portion                 1,046,525      1,500,618      1,457,062      1,520,544      1,082,625
  Deferred credits                             -            6,789         24,204         26,507         28,810
  Stockholders' equity (deficit)         ( 582,423)       512,855      1,729,130      1,895,471      1,850,771
                                      ------------    -----------    -----------     ----------     ----------
  Total liabilities and
    stockholders' equity (deficit)      $9,281,341    $ 6,457,694     $4,771,780     $4,698,575     $4,302,384
                                      ------------    -----------    -----------     ----------     ----------
                                      ------------    -----------    -----------     ----------     ----------

______________________

(1) Prior to fiscal year 1996, the Company operated on a fifty-two week period ending on January 31. Beginning in fiscal year 1996, the Company changed to a fifty-two or fifty-three week period ending on the last Sunday in January.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During fiscal 1997, the Company took some major steps which will change the direction of the Company in the future. Effective June 17, 1996, the Company purchased four Amarillo Mesquite Grill restaurants. The purchase price was $1,500,000 cash and 1,000,000 shares of the Company's common stock valued at $.30 per share. Amarillo Mesquite Grill is a casual dining restaurant concept that specializes in aged prime rib and steaks along with chicken and seafood all uniquely grilled over an open flame of mesquite wood. The Company plans to expand the Amarillo concept.

In preparation for this expansion, the Company closed three Cotton Patch Cafes, one of which was sold, one converted to an Amarillo Mesquite Grill and one which was being converted to an Amarillo Mesquite Grill as of January 26, 1997. The Company also decided during fiscal 1997 to discontinue operations of two Grandy's restaurants in fiscal 1998. The provision for restaurant closings, dispositions and conversions in the amount of $518,321 recorded in fiscal 1997 related principally to the write off of restaurant assets and related intangible assets. During fiscal 1998, three additional Cotton Patch Cafes were converted to Amarillo Mesquite Grills leaving the Company with only two Cotton Patch Cafes as of year end January 25, 1998.

The Company has also determined that it is in its best interest to focus its efforts and financial resources on the Amarillo Mesquite Grill concept. Therefore, effective March 24, 1997, the Company sold to Red Apple Corporation all of the assets of the eight Grandy's restaurants owned and operated by the Company. Red Apple Corporation is owned by five individuals, four of which are officers and directors of the Company. The consideration received for these assets consisted of $435,000 in cash. Red Apple Corporation also assumed the lease obligations associated with these restaurants. The Company recognized a gain of $249,536 on this disposition. Management believes the sales price which was computed as three times the prior year's store level earnings before overhead or administrative expenses, plus inventories and cash on hand, represents fair value for the assets sold.

Effective May 27, 1997, the Company changed its corporate name to Amarillo Mesquite Grill, Inc. Management believes this name change more accurately reflects the direction the Company is headed.

RESULTS OF OPERATIONS

For the year ended January 25, 1998, sales were $16,022,471 as compared to $14,185,898 and $10,668,573 for fiscal 1997 and 1996, respectively. All of the sales increase can be attributed to the addition of Amarillo Mesquite Grill restaurants. The following schedule represents a summary of the restaurants operated by the Company during the three year period ended January 25, 1998.

                                      Cotton    Amarillo Mesquite
                        Grandy's    Patch Cafe    Grill                  Total
                        --------    ----------    -----                  -----
January 28, 1996            8           7           -                      15
       Opened               -           1           -                       1
       Purchased            -           -           4                       4
       Converted            -          (1)          1                       -
       Closed               -          (2)          -                      (2)
                        --------    ----------    -----                  -----
January 26, 1997            8           5           5                      18
                        --------    ----------    -----                  -----
       Sold                (8)          -           -                      (8)
       Converted            -          (3)          3                       -
       Opened               -           -           3                       3
                        --------    ----------    -----                  -----
 January 25, 1998           -           2          11                      13
                        --------    ----------    -----                  -----
                        --------    ----------    -----                  -----

As of January 25, 1998, the Company had one Amarillo Mesquite Grill under construction which opened during February 1998. In addition, subsequent to year end, the Company closed one of the two remaining Cotton Patch Cafes which will be converted to an Amarillo Mesquite Grill.

Cost of sales, as a percentage of total sales, was 37.7%, 33.3% and 31.5% for fiscal 1998, 1997 and 1996, respectively. The increase in cost of sales, as a percentage of total sales, is the result of a change in direction by the Company from fast food restaurants to an upscale, full service restaurant concept, Amarillo Mesquite Grill, which has a higher cost of sales.

Operating expenses include all direct and indirect labor costs incurred at the store level and all other store level operating costs, the major component of which are operating supplies, rent, repairs and maintenance, advertising, utilities and other occupancy costs. Operating expenses, as a percentage of total sales, were 53.4%, 59.4% and 59.1% for fiscal 1998, 1997 and 1996, respectively. The decrease in operating expense, as a percentage of total sales, is the result of operating more Amarillo Mesquite Grills which have higher sales volumes and lower proportionate operating costs than the Grandy's restaurants which were sold during the first quarter of fiscal 1998.

General and administrative expenses include area management personnel and recruiting and training expenses relating to the development of management personnel for future restaurants as well as home office costs for administration, accounting, support personnel, rent and other costs of maintaining a home office. General and administrative expenses, as a percentage of total sales, were 10.5%, 7.6% and 4.6% for fiscal 1998, 1997 and 1996, respectively. The increase in general and administrative expenses can be attributed to area management positions and recruiting and training costs being in existence for all of fiscal 1998. During fiscal 1998, these costs were approximately $858,000 as compared to approximately $285,000 for fiscal 1997 and $75,000 for fiscal 1996.

Depreciation and amortization are directly related to the acquisition or disposition of fixed assets. The increase in depreciation and amortization from fiscal 1996 to fiscal 1997 is the result of operating more restaurants. Even though the number of restaurants operated by the Company decreased from fiscal 1997 to fiscal 1998, the investment was greater and therefore depreciation and amortization increased.

Interest expense for fiscal 1998, 1997 and 1996 was $511,531, $306,245 and $224,450, respectively. The increase in the dollar amount of interest expense from fiscal 1996 to fiscal 1998 is the result of an increase in short and long-term debt relating to the acquisition of four Amarillo Mesquite Grill restaurants in fiscal 1997 and continuing new store development thereafter.

The Company incurred noncash expenses of $97,840 and $61,000 in fiscal 1998 and 1997, respectively, related to the issuance of stock options pursuant to debt guarantees as disclosed in note 5 to the financial statements.

As of January 25, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $6,476,000 which, if not used, will expire $552,000 in fiscal 2001, $984,000 in fiscal 2002,$1,193,000 in fiscal
2003, $434,000 in fiscal 2004, $134,000 in fiscal 2005, $7,000 in fiscal
2006, $180,000 in fiscal 2008, $44,000 in fiscal 2009, $116,000 in fiscal
2011, $1,524,000 in fiscal 2012, and $1,308,000 in fiscal 2013.

The Company's loss for the current year ended January 25, 1998, can be largely attributed to growth of the Amarillo Mesquite Grill concept. During the year ended January 25, 1998, the Company incurred approximately $550,000 in pre-opening costs and start-up costs through the first month of operations. The Company expenses these costs as incurred. The Company expects to be profitable the first full month a restaurant is open. In addition, during fiscal 1998, the Company expensed approximately $858,000 compared to approximately $285,000 in fiscal 1997 for recruiting and training expenses relating to the development of management personnel for future restaurants and for an increase in area management personnel. The Company will continue to incur recruiting and training costs and pre-opening costs as the Company continues to grow. However, as the Company's base number of restaurants increase, these expenses become less significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funding to finance its business have been its cash flow from operations and, principally during the past two years, proceeds from long-term debt. On January 25, 1998 and January 26, 1997, the Company had an excess of current liabilities over current assets of $2,233,624 and $2,230,451, respectively. Management anticipates higher cash flow from restaurant operations in fiscal 1999 and that such higher operating cash flow together with remaining borrowing capacity of $200,000 will enable the Company to meet its financial obligations in fiscal 1999 as they come due. In the event operating cash flow and remaining borrowing capacity are not sufficient to enable the Company to meet its financial obligations in fiscal 1999, an individual who is a major stockholder and director of the Company has committed to provide up to $1,000,000 of additional capital or guarantees of additional indebtedness on behalf of the Company.

Substantially all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

Additions to property and equipment and the acquisition of restaurants represent the single largest use of funds by the Company. The expenditures are primarily made for the purchase and development of new restaurants. Cash expended for capital expenditures was $3,563,335 for the year ended January 25, 1998, compared to $2,286,707 for the year ended January 26, 1997. These expenditures were funded primarily with proceeds from long-term debt. These capital expenditures have resulted in a decrease in working capital for the portion of long-term debt due within one year which was used for funding the capital expenditures.

The Company plans to continue expansion of the Amarillo Mesquite Grill concept in fiscal 1999. The Company intends to lease existing restaurant properties which are suitable for conversion to the Amarillo Mesquite Grill concept. It is expected that each conversion will require approximately $300,000 to $500,000 for equipment and remodel costs. A ground-up proto-type restaurant will cost approximately $1,700,000 for land, building and equipment. The Company is holding discussions with an investment banking firm regarding a private placement of convertible securities which would enable the Company to open approximately eight to ten new Amarillo Grill restaurants in fiscal 1999. The Company has no commitments for financing at this time. In order for the Company to meet its expansion goals for fiscal 1999, it will need to raise additional funds through debt or equity instruments, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

This report contains certain forward-looking statements, including those relating to the opening of additional restaurants and planned capital expenditures. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, actual results could differ materially from such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that objectives and plans of the Company will be achieved.

YEAR 2000 COMPLIANCE

The Company is currently taking actions to provide that its computer systems are capable of processing in the year 2000. The gross costs associated with this are not expected to be material and are being expensed as incurred.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements that the Company is required to file under Item 8 of this Form 10-K are presented on pages F-1 through F-24 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable
                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1998 Annual Meeting of Stockholders under the section entitled "Election of Directors" and under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and these portions of such Proxy Statement are herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1998 Annual Meeting of Stockholders under the section entitled "Executive Compensation" and "Directors' Fees" and these portions of such Proxy Statement are herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1998 Annual Meeting of Stockholders under the section entitled "Principal Holders of Securities" and that portion of such Proxy Statement is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to this Item is included in the Company's Annual Proxy Statement for 1998 Annual Meeting of Stockholders under the section entitled "Certain Relationships and Related Transactions" and that portion of such Proxy Statement is herein incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     A)   DOCUMENTS FILED AS A PART OF THIS REPORT.

          i)   FINANCIAL STATEMENTS

               See "Index to Financial Statements on Page F-1 of this Report

          ii)  FINANCIAL STATEMENT SCHEDULES

               Not Applicable

          iii) EXHIBITS

               See Item 14(c), "Exhibits" below.

     B)   REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended January 25, 1998.

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

     3.3 Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Kansas on May 27, 1997 changing the corporate name to Amarillo Mesquite Grill, Inc. (filed herewith).

     3.4 Bylaws of the Company (filed as Exhibit 3.2 to Registration No. 2-86266-FW and such exhibit is hereby incorporated by reference).

    10.1 Asset Purchase Agreement dated June 14, 1996 between Homestead West, Inc., Amagril, Inc. and the Company (filed as Exhibit 10.1 to the Company's Form 8-K dated June 17, 1996 and such exhibit is hereby incorporated by reference).

    10.2 Stock Option Agreement dated June 17, 1996 between the Company and C. Howard Wilkins, Jr. and amendment thereto (filed as Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended January 26, 1997 and such exhibit is hereby incorporated by reference).

    10.3 Stock Option Agreement dated June 17, 1996 between the Company and Robert A. Geist and amendment thereto (filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended January 26, 1997 and such exhibit is hereby incorporated by reference).

    10.4 Agreement dated February 23, 1998 between the Company and Robert A. Geist, C. Howard Wilkins, Jr., the Wilkins Family Foundation, Inc., General Resources, L.P., Tom Devlin and
               Andy Mouland (filed as Exhibit 10.1 to the Company's Form 8-K dated March 27, 1998 and such exhibit is hereby incorporated by reference).

    10.5 1994 Incentive Stock Option Plan (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended January 31, 1995 and such exhibit is hereby incorporated by reference).

    10.6 1997 Incentive Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement dated April 23, 1997 and such exhibit is hereby incorporated by reference).

     23        Consent of KPMG Peat Marwick LLP (filed herewith).

________________
     Management's Compensation Plan

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMARILLO MESQUITE GRILL, INC.

                                   By:  /s/ Chris F. Hotze
                                      --------------------------------------
                                       Chris F. Hotze, President

Date:     April 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of the Registrant and in the capacities and on the date indicated.



Signature                          Title                       Date
---------                          -----                       ----
 /s/ Chris F. Hotze                President, Chairman of      April 23, 1998
--------------------------         the Board and Director      -----------------
Chris F. Hotze                     (Principal Executive
                                   Officer)


 /s/ Linn F. Hohl                  Vice President of           April 23, 1998
--------------------------         Finance, Treasurer,         -----------------
Linn F. Hohl                       Assistant Secretary and
                                   Director (Principal
                                   Financial and Accounting
                                   Officer)


 /s/ Alan L. Bundy                 Executive Vice President    April 23, 1998
--------------------------         and Director                -----------------
Alan L. Bundy


 /s/ Andres Mouland                Vice President of           April 23, 1998
--------------------------         Operations and Director     -----------------
Andres Mouland


/s/ C. Howard Wilkins, Jr.         Director                    April 23, 1998
--------------------------                                     -----------------
C. Howard Wilkins, Jr.



                           AMARILLO MESQUITE GRILL, INC.

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report                                          F-2

Consolidated Balance Sheets                                           F-3

Consolidated Statements of Operations                                 F-5

Consolidated Statements of Stockholders' Equity (Deficit)             F-6

Consolidated Statements of Cash Flows                                 F-7

Notes to Consolidated Financial Statements                            F-9

                            INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Amarillo Mesquite Grill, Inc.:

We have audited the accompanying consolidated balance sheets of Amarillo Mesquite Grill, Inc. as of January 25, 1998 and January 26, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended January 25, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Mesquite Grill, Inc. as of January 25, 1998 and January 26, 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended January 25, 1998, in conformity with generally accepted accounting principles.


                                       /s/ KPMG Peat Marwick LLP
                                       ------------------------------
                                       KPMG Peat Marwick LLP

Wichita, Kansas
March 20, 1998

                           AMARILLO MESQUITE GRILL, INC.

                            Consolidated Balance Sheets

                       January 25, 1998 and January 26, 1997

                                                             1998           1997
                                                         -----------     ---------
Current assets:
 Cash                                                    $   563,836       328,285
 Accounts receivable                                          49,472        22,058
 Inventories                                                 167,848       219,315
 Prepaid expenses and other current assets                   184,179       130,902
                                                         -----------     ---------
      Total current assets                                   965,335       700,560
                                                         -----------     ---------

Property and equipment (notes 3 and 4):
 Buildings                                                 1,105,229       224,178
 Leasehold improvements                                    2,258,368     1,433,338
 Equipment and fixtures                                    4,210,270     3,883,586
 Transportation equipment                                     18,000        18,000
 Property under capital leases                             1,234,626     1,903,191
                                                         -----------     ---------
                                                           8,826,493     7,462,293
 Less accumulated depreciation and amortization            1,383,895     2,860,486
                                                         -----------     ---------
      Total property and equipment                         7,442,598     4,601,807
                                                         -----------     ---------

Other assets:
 Cost in excess of net tangible assets of
   purchased businesses, net of accumulated
   amortization of $115,337 and $436,309                     831,674     1,012,496
 License fees, net of accumulated amortization
   of $1,133 and $52,361                                       7,867        63,327
 Deposits and other                                           33,867        79,504
                                                         -----------     ---------
      Total other assets                                     873,408     1,155,327
                                                         -----------     ---------

      Total assets                                       $ 9,281,341     6,457,694
                                                         -----------     ---------
                                                         -----------     ---------

See accompanying notes to consolidated financial statements.

                        AMARILLO MESQUITE GRILL, INC.

                    January 25, 1998 and January 26, 1997

                                                                       1998          1997
                                                                   -----------    ----------
Current liabilities:
 Current portion of long-term debt (note 3)                        $   871,936     1,014,778
 Current portion of obligations under capital leases
   (note 4)                                                             36,336        95,947
 Accounts payable                                                      985,093       860,160
 Construction costs payable                                            552,944       179,239
 Accrued payroll                                                       197,053       205,373
 Other accrued liabilities                                             555,598       487,211
 Accrual for restaurant closings (note 7)                                    -        88,303
                                                                   -----------    ----------
     Total current liabilities                                       3,198,960     2,931,011

Long-term debt, less current portion (note 3)                        5,618,279     1,506,421
Obligations under capital leases, less current portion
  (note 4)                                                           1,046,525     1,500,618
Deferred credits (note 4)                                                    -         6,789
                                                                   -----------    ----------
     Total liabilities                                               9,863,764     5,944,839
                                                                   -----------    ----------

Stockholders' equity (deficit) (note 5):
 Preferred stock, $.01 par value, authorized 10,000,000
   shares, none issued                                                       -             -
 Common stock, $.01 par value, authorized 20,000,000
   shares, issued 7,183,895 shares at January 25, 1998
   and 7,141,458 shares at January 26, 1997                             71,839        71,414
 Additional paid-in capital                                          6,666,574     6,491,984
 Accumulated deficit                                                (7,050,836)   (5,780,543)
 Treasury stock, 60,000 shares of common
   stock at cost                                                      (270,000)     (270,000)
                                                                   -----------    ----------
     Total stockholders' equity (deficit)                             (582,423)      512,855

Commitments (note 4)
                                                                   -----------    ----------

     Total liabilities and stockholders'
       equity (deficit)                                            $ 9,281,341     6,457,694
                                                                   -----------    ----------
                                                                   -----------    ----------

See accompanying notes to consolidated financial statements.

                          AMARILLO MESQUITE GRILL, INC.

                      Consolidated Statements of Operations

       Years Ended January 25, 1998, January 26, 1997 and January 28, 1996

                                                             1998            1997           1996
                                                        -------------     ----------     ----------
Net sales                                               $  16,022,471     14,185,898     10,668,573
                                                        -------------     ----------     ----------

Costs and expenses:
   Cost of sales                                            6,041,032      4,719,511      3,359,662
   Restaurant operating expenses (note 4)                   8,550,466      8,428,820      6,305,378
   General and administrative                               1,685,994      1,081,231        493,836
   Depreciation and amortization                              655,437        604,788        479,163
   Provision for restaurant closings, dispositions
     and conversions (note 7)                                       -        518,321              -
                                                        -------------     ----------     ----------
      Total costs and expenses                             16,932,929     15,352,671     10,638,039
                                                        -------------     ----------     ----------
     Operating income (loss)                                 (910,458)    (1,166,773)        30,534
                                                        -------------     ----------     ----------

Other income (expense):
   Interest income                                                  -             11         18,575
   Interest expense                                          (511,531)      (306,245)      (224,450)
   Gain on sales of restaurants
     (notes 1 and 11)                                         249,536              -              -
   Loss on sale of fixed assets                                     -        (52,268)             -
   Noncash expense from issuance of stock
     options pursuant to debt guarantees
     (notes 3 and 5)                                          (97,840)       (61,000)             -
                                                        -------------     ----------     ----------
      Total other expense                                    (359,835)      (419,502)      (205,875)
                                                        -------------     ----------     ----------

      Loss before income taxes                             (1,270,293)    (1,586,275)      (175,341)

Income taxes (note 6)                                               -              -              -
                                                        -------------     ----------     ----------

      Net loss                                          $  (1,270,293)    (1,586,275)      (175,341)
                                                        -------------     ----------     ----------
                                                        -------------     ----------     ----------

Net loss per common share -
  basic and diluted                                     $        (.18)          (.24)          (.03)
                                                        -------------     ----------     ----------
                                                        -------------     ----------     ----------

Average shares outstanding -
  basic and diluted                                         7,103,919      6,701,458      6,081,458
                                                        -------------     ----------     ----------
                                                        -------------     ----------     ----------

See accompanying notes to consolidated financial statements.

                           AMARILLO MESQUITE GRILL, INC.

             Consolidated Statements of Stockholders' Equity (Deficit)

        Years Ended January 25, 1998, January 26, 1997 and January 28, 1996

                                                                 Additional
                                                     Common        Paid-In      Accumulated      Treasury
                                                      Stock        Capital        Deficit          Stock         Total
                                                   ---------     ----------     -----------      ---------    ----------
Balance, January 31, 1995                            $61,414      6,122,984     (4,018,927)      (270,000)     1,895,471
Contributed capital (note 5)                               -          9,000              -              -          9,000
Net loss                                                   -              -       (175,341)             -       (175,341)
                                                   ---------     ----------     -----------      ---------    ----------

Balance, January 28, 1996                             61,414      6,131,984     (4,194,268)      (270,000)     1,729,130
Issuance of 1,000,000 shares of common
  stock in connection with acquisition
  (note 9)                                            10,000        290,000              -              -        300,000
Contributed capital (note 5)                               -          9,000              -              -          9,000
Noncash expense from issuance of stock
  options pursuant to debt guarantees
  (note 5)                                                 -         61,000              -              -         61,000
Net loss                                                   -              -     (1,586,275)             -     (1,586,275)
                                                   ---------     ----------     -----------      ---------    ----------

Balance, January 26, 1997                             71,414      6,491,984     (5,780,543)      (270,000)       512,855
Contributed capital (note 5)                               -          9,000              -              -          9,000
Noncash expense from issuance of stock
  options pursuant to debt guarantees
  (note 5)                                                 -         97,840              -              -         97,840
Issuance of 42,437 shares of common
  stock pursuant to stock option plans
  (note 5)                                               425         67,750              -              -         68,175
Net loss                                                   -              -     (1,270,293)             -     (1,270,293)
                                                   ---------     ----------     -----------      ---------    ----------

Balance, January 25, 1998                            $71,839      6,666,574     (7,050,836)      (270,000)      (582,423)
                                                   ---------     ----------     -----------      ---------    ----------
                                                   ---------     ----------     -----------      ---------    ----------

See accompanying notes to consolidated financial statements.

                           AMARILLO MESQUITE GRILL, INC.

                       Consolidated Statements of Cash Flows

        Years Ended January 25, 1998, January 26, 1997 and January 28, 1996

                                                                    1998           1997           1996
                                                                -----------     -----------   -----------
Cash flows from operating activities:
 Net loss                                                       $(1,270,293)    (1,586,275)     (175,341)
 Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
   Depreciation and amortization                                    655,437        604,788       479,163
   Loss on sale of equipment                                              -         52,268             -
   Gain on sale of restaurants                                     (249,536)             -             -
   Noncash provision for restaurant closings,
    dispositions and conversions                                          -        518,321             -
   Noncash compensation expense                                       9,000          9,000         9,000
   Noncash expense from issuance of stock
    options pursuant to debt guarantees (note 5)                     97,840         61,000             -
   Increase (decrease) in cash, net of effects of
    acquisitions and dispositions:
     Accounts receivable                                            (27,414)        (9,052)       17,076
     Inventories                                                    (19,943)       (26,727)        2,395
      Prepaid expenses                                              (47,792)       (27,655)      (36,347)
      Accounts payable                                              124,933        375,031        48,070
      Accrued expenses                                               60,067        295,248        78,243
      Other                                                          40,790        (71,950)         (930)
                                                                -----------     -----------   -----------
        Cash provided by (used in) operating
         activities                                                (626,911)       193,997       421,329
                                                                -----------     -----------   -----------

Cash flows from investing activities:
 Additions to property and equipment                             (3,563,335)      (696,168)   (1,054,920)
 Business acquisition (note 9)                                            -     (1,500,000)            -
 Proceeds from sale of property and equipment                             -        253,274        18,691
 Proceeds from sale of restaurants                                  428,300              -             -
 Additions to license fees                                                -         (9,000)      (18,000)
                                                                -----------     -----------   -----------
        Cash used in investing activities                        (3,135,035)    (1,951,894)   (1,054,229)
                                                                -----------     -----------   -----------

Cash flows from financing activities:
 Issuance of common stock pursuant to stock option plan              68,175              -             -
 Proceeds from long-term debt                                     4,330,000      2,425,000       210,000
 Repayment of long-term debt and capital lease
  obligations                                                      (400,678)      (534,183)     (183,164)
                                                                -----------     -----------   -----------
        Cash provided by financing activities                     3,997,497      1,890,817        26,836
                                                                -----------     -----------   -----------

                                                                                               (Continued)

                          AMARILLO MESQUITE GRILL, INC.

       Years Ended January 25, 1998, January 26, 1997 and January 28, 1996


                                                                    1998           1997           1996
                                                                -----------     -----------   -----------
Net increase (decrease) in cash                                  $  235,551       132,920       (606,064)
Cash at beginning of year                                           328,285       195,365        801,429
                                                                -----------     -----------   -----------

Cash at end of year                                              $  563,836       328,285        195,365
                                                                -----------     -----------   -----------
                                                                -----------     -----------   -----------

Cash paid during the year for:
 Interest                                                        $  515,527       302,250        224,450
 Income taxes                                                             -             -              -

See accompanying notes to consolidated financial statements.

                           AMARILLO MESQUITE GRILL, INC.

                     Notes to Consolidated Financial Statements

              January 25, 1998, January 26, 1997 and January 28, 1996



 (1) OPERATIONS
     Amarillo Mesquite Grill, Inc. (the Company) owns and operates two franchised Cotton Patch Cafes located in Oklahoma and eleven Amarillo Grill restaurants in Kansas, Oklahoma, Missouri and Arkansas. Cotton Patch Cafe is a casual, full service family-style restaurant specializing in home-style cooking. The Cotton Patch Cafe concept features a variety of full entree meals all prepared to order. Amarillo Grill is a casual, full service restaurant specializing in mesquite-grilled steaks.

     During fiscal 1998, the Company changed the corporate name from Maverick Restaurant Corporation to Amarillo Mesquite Grill, Inc.

     Effective March 24, 1997, the Company sold to Red Apple Corporation all of the assets of the eight Grandy's restaurants owned and operated by the Company. Red Apple Corporation also assumed the obligations under existing leases for each restaurant location. Red Apple Corporation is owned by five individuals, three of which are officers and directors of the Company and one of which is a significant stockholder of the Company. The consideration received for these assets consisted of $435,000 in cash. The Company recognized a gain of $249,536 on this disposition in fiscal 1998.

     On September 11, 1997, the Company and four of its stockholders formed AMG, Inc., a Kansas corporation, to develop and own three Amarillo Grill restaurants. AMG, Inc. is owned 48% by the Company and 52% by the four stockholders (see note 12). The accounts and operations of AMG, Inc. have been consolidated with the Company as entities under common control.

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the financial statements of Amarillo Mesquite Grill, Inc. (Amarillo) and its common controlled subsidiary, AMG, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company has included the amount of AMG, Inc.'s loss otherwise attributable to the stockholders who own the 52% interest in AMG, Inc., of $166,652, in the consolidated financial statements because such loss exceeds the capital investment made by these stockholders and they are under no obligation to provide additional capital to AMG, Inc.

                           AMARILLO MESQUITE GRILL, INC.

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     (b) FISCAL YEAR
         The Company's fiscal year is the fifty-two or fifty-three week period ending on the last Sunday in January.

     (c) INVENTORIES
         Inventories are stated at the lower of cost (first-in, first-out) or market.

     (d) PROPERTY AND EQUIPMENT
         Property and equipment is recorded at cost. Depreciation is computed by the straight-line method based on the estimated useful life of the asset. Leasehold improvements are amortized over the lesser of the useful life of the assets or the remaining lease term. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. Estimated useful lives are as follows:

         Buildings                                                  20 years
         Leasehold improvements                                 3 - 20 years
         Equipment and fixtures                                 5 - 10 years
         Autos                                                       5 years
         Property under capital leases                              20 years

     (e) LICENSE FEES
         A license fee for each franchised Grandy's or Cotton Patch Cafe restaurant is payable on commencement of construction. Amortization is provided, beginning when the restaurant is opened, on the straight-line method over the initial term of the related restaurant lease. In fiscal 1998, the Company reduced capitalized license fees by $106,688 due to the sale of Grandy's restaurants (note 1) and store closings.
         In fiscal 1997, the Company recorded a write-down of $16,288 on license fees due to store closings (see note 7).

     (f) INTANGIBLE ASSETS
         Cost in excess of net tangible assets of purchased businesses is amortized on a straight-line basis over thirteen years which approximates the remaining life of the building leases. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved. In fiscal 1997, the Company recorded a write-down of $60,331 on intangible assets due to store closings (see note 7).

                           AMARILLO MESQUITE GRILL, INC.

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     (g) PRE-OPENING COSTS
         Pre-opening costs are charged to operations as incurred.

     (h) INCOME TAXES
         Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities and operating loss and tax credit carryforwards based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

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

     (j) NET EARNINGS PER SHARE
         In 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE (Statement 128) which replaces the prior accounting standard regarding computation and presentation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. The Company has adopted Statement 128 as of January 25, 1998 and, accordingly, earnings per share data for all periods presented has been computed in accordance with Statement 128. The adoption of Statement 128 had no impact on the Company's previously reported loss per share data.

         Options to purchase common stock were not included in the computation of diluted earnings (loss) per common share because the Company had a net loss available to common stockholders and the inclusion of such options would be antidilutive. As of January 25, 1998, there are 1,273,613 options outstanding at a weighted average exercise price of $2.11 which may become dilutive in the future.

                           AMARILLO MESQUITE GRILL, INC.

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     (k) STATEMENTS OF CASH FLOWS
         Noncash investing and financing activities included the following:

                                                                 1998          1997       1996
                                                                 ----          ----       ----
         Increase in construction costs payable                $373,705        90,539    88,700

         Addition to capital leases                            $      -       385,804         -

         Issuance of common stock in business acquisition      $      -       300,000         -

         Noncash expense from issuance of stock options
          pursuant to debt guarantees                          $ 97,840        61,000         -


     (l) STOCK AWARDS
         The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. In addition, SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires that pro forma net income and pro forma income per share disclosures for employee stock option grants made in fiscal years that begin after December 15, 1994 be provided as if the fair-value-based cost measurement method defined in SFAS No. 123 had been applied.

         The Company accounts for its stock options issued to persons other than employees in accordance with the provisions of SFAS No. 123. As such, expense is determined on the date of grant and is charged to operations over the period the services are provided, based on the fair-value-based cost measurement method defined in SFAS No. 123 (see note 5).

     (m) IMPAIRMENT OF LONG-LIVED ASSETS
         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See note 7.

                        AMARILLO MESQUITE GRILL, INC.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     (n)  RECLASSIFICATIONS
          Certain reclassifications have been made to the 1997 and 1996 amounts to conform to the 1998 presentation, consisting primarily of recruiting and training expenses of $110,000 and $75,000 for 1997 and 1996, respectively, which have been reclassified from restaurant operating expenses to general and administrative expenses.

(3)  LONG-TERM DEBT
     As of January 25, 1998 and January 26, 1997, long-term debt consisted of the following:

                                                                                         1998             1997
                                                                                      -----------      ---------
     Note payable to bank, due in monthly installments of $41,161, including interest, beginning June 1998, at prime rate (8.5% at
      January 25, 1998) with final installment due May 2003                           $2,000,000              -
     Note payable to bank, due in monthly installments of $30,871, including interest, beginning June 1998, at prime rate (8.5% at
      January 25, 1998) with final installment due May 2003                            1,500,000              -
     Note payable to bank, due in monthly installments of $32,929, including interest, beginning June 1998, at prime rate (8.5% at
      January 25, 1998) with final installment due May 2003                            1,400,000              -
     Note payable to bank, due in monthly installments of $27,000, including interest, at prime rate (8.5% at January 25, 1998)
      with final installment due June 2003                                             1,393,832      1,589,296
     Note payable to bank, due in monthly installments of $4,000, including interest, at prime rate plus 1% (9.5% at January 25, 1998)
      with final installment due November 2000                                           116,068        148,877
     Note payable to bank, due in monthly installments of $5,043, including interest, at prime rate (8.5% at January 25, 1998)
      with final installment due June 1999                                                80,315              -
     Note payable to bank repaid in fiscal 1998                                                -        650,000
     Note payable to bank repaid in fiscal 1998                                                -        110,000
     Mortgage note, repaid in fiscal 1998                                                      -         23,026
                                                                                      ----------      ---------
                                                                                       6,490,215      2,521,199
     Less current portion                                                                871,936      1,014,778
                                                                                      ----------      ---------
     Long-term debt, less current portion                                             $5,618,279      1,506,421
                                                                                      ----------      ---------
                                                                                      ----------      ---------

                        AMARILLO MESQUITE GRILL, INC.

(3)  LONG-TERM DEBT, CONTINUED
     Principal amounts payable on the above notes during each of the next five fiscal years and thereafter are as follows: 1999 - $871,936; 2000 - $1,207,900; 2001 - $1,278,703; 2002 - $1,352,215; 2003 - $1,393,736 and
     thereafter - $385,725.

     The Company has entered into loan agreements with its bank which are represented by individual promissory notes that provide specific terms. Notes issued pursuant to these loan agreements are secured by substantially all of the Company's assets. The loan agreements have been personally guaranteed by certain stockholders, officers and directors of the Company. The Company had $200,000 available under the loan agreements at January 25, 1998.

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

     Future minimum lease payments required for the years subsequent to January 25, 1998, under operating leases are as follows:

     1999                                                  $   624,463
     2000                                                      456,088
     2001                                                      440,288
     2002                                                      435,688
     2003                                                      441,559
     Thereafter                                              3,552,313
                                                           -----------
                                                           $ 5,950,399
                                                           -----------
                                                           -----------

                        AMARILLO MESQUITE GRILL, INC.

(4)  LEASE AGREEMENTS, CONTINUED
     Minimum annual rentals under operating leases were $688,784, $928,051 and $745,441 for the fiscal years ended January 25, 1998, January 26, 1997 and January 28, 1996, respectively. In addition, the Company made percentage rental payments in the amount of $33,631, $28,748 and $880 for the fiscal years ended January 25, 1998, January 26, 1997 and January 28, 1996, respectively.

     Property and accumulated amortization accounts at January 25, 1998 include $1,234,626 and $319,093, respectively, for leases that have been capitalized. Generally, the building portions of such leases are capitalized whereas the land portion of such leases are considered operating leases. The future minimum lease payment obligations under capital leases for the years subsequent to January 25, 1998, are as follows:

     1999                                                   $  150,778
     2000                                                      150,778
     2001                                                      150,778
     2002                                                      150,778
     2003                                                      150,778
     Thereafter                                              1,472,401
                                                            ----------
                                                             2,226,291
     Less amount representing interest                       1,143,430
                                                            ----------
     Total obligations under capital leases                  1,082,861
     Less current portion                                       36,336
                                                            ----------
     Obligations under capital leases, less
     current portion                                        $1,046,525
                                                            ----------
                                                            ----------

     Deferred credits at January 26, 1997 consist of gains on the sale-leaseback of properties which have been deferred and are being amortized over the term of the respective lease.

     The Company, as lessor, leases two properties to outside third parties. Property and accumulated depreciation accounts at January 25, 1998 include $310,308 and $40,189, respectively, related to these properties.

                        AMARILLO MESQUITE GRILL, INC.

(4)  LEASE AGREEMENTS, CONTINUED
     Future minimum lease payments to be received subsequent to January 25, 1998 are as follows:

     1999                                                      $ 103,600
     2000                                                        108,600
     2001                                                        113,600
     2002                                                        115,000
     2003                                                        116,000
     Thereafter                                                  234,000
                                                               ---------
                                                               $ 790,800
                                                               ---------
                                                               ---------

(5)  STOCKHOLDERS' EQUITY
     The Company's President worked on behalf of the Company during 1998, 1997 and 1996 without receiving compensation from the Company. The Company determined that the President performed services valued at $9,000 which was paid by a corporation owned by a major stockholder of the Company. Accordingly, such amount has been recorded as compensation expense with a corresponding credit to additional paid-in capital in the accompanying consolidated financial statements.

     On June 17, 1996, the Company entered into Stock Option Agreements with a director of the Company and a principal stockholder of the Company, whereby it agreed to grant stock options as consideration for the guarantee of the note payable to bank of $1,589,296 at January 26, 1997 (see note 3) by such individuals for the benefit of the Company. These two individuals were each granted options to purchase 250,000 shares of the Company's common stock. The exercise price of options granted pursuant to this agreement is $2.19 per share, and all options granted are exercisable immediately and expire seven years from the date of grant. Total noncash debt guarantee expense aggregating $684,875 is based on the fair value of the stock options issued pursuant to the Stock Option Agreements which is being recognized as expense over the period of time the related debt is outstanding. The amount of noncash expense recorded during the year ended January 25, 1998 and January 26, 1997 was $97,840 and $61,000,
     respectively.

     The per share weighted average fair value of stock options granted under the Stock Option Agreements during fiscal 1997 was $1.37 on the date of grant using the Black Scholes option-pricing model using the following weighted average assumptions: expected dividend yield 0%, expected volatility of 145.0%, risk-free interest rate of 6.72% and an expected life of five years.

                         AMARILLO MESQUITE GRILL, INC.

(5)  STOCKHOLDERS' EQUITY, CONTINUED
     At January 25, 1998, the weighted average remaining contractual life of the 500,000 outstanding options under the Stock Option Agreements was 5.38 years.

     In March 1984, the Company adopted an Employee Incentive Stock Option Plan (the 1984 Plan) for a ten-year term to grant options for the purchase of up to 475,000 shares of common stock. The 1984 Plan provides that the Company may grant options to certain employees at the fair market value of the stock at the grant date. One-half of the option is exercisable six months after the grant date and one-half eighteen months after the grant date. Following is a summary of the activity in the 1984 Plan for the three years ended January 25, 1998:

                                                              Per Share Exercise Price
                                            Number of      ------------------------------
                                             Shares            Range     Weighted Average
                                             ------            -----     ----------------
     Balance, January 31, 1995               237,300       $ .29 - 2.81        1.06
       Canceled                              (51,300)        .29 - 2.81        2.60
                                             -------        -----------        -----
     Balance, January 28, 1996               186,000         .29 - 1.75         .63
       Canceled                              (35,000)              1.75        1.75
                                             -------        -----------        -----
     Balance, January 26, 1997               151,000       $  .29 - .47         .37
       Canceled                               (2,500)         .29 - .47         .33
       Exercised                              (2,500)               .29         .29
                                             -------        -----------        -----
     Balance, January 25, 1998               146,000       $  .29 - .47         .38
                                             -------        -----------        -----
                                             -------        -----------        -----
     Exercisable at January 26, 1997         151,000          .29 - .47         .37
                                             -------        -----------        -----
                                             -------        -----------        -----
     Exercisable at January 25, 1998         146,000       $  .29 - .47         .38
                                             -------        -----------        -----
                                             -------        -----------        -----

     At January 25, 1998, there were no additional shares available for grant under the 1984 Plan and the weighted average remaining contractual life of outstanding options was .85 years.

                         AMARILLO MESQUITE GRILL, INC.

(5)  STOCKHOLDERS' EQUITY, CONTINUED
     On July 25, 1994, the Company adopted an Employee Incentive Stock Option Plan (the 1994 Plan) for a ten-year term to grant options for the purchase of up to 600,000 shares of common stock. The 1994 Plan provides that the Company may grant options to certain employees at the fair market value at the grant date. The vesting period is at the sole discretion of the Board of Directors. Generally, 10% of the option can be exercised after one year, an additional 15% after the second year and 25% in each of the next three years. Following is a summary of the activity in the 1994 Plan for the three years ended January 25, 1998:

                                                              Per Share Exercise Price
                                            Number of      ------------------------------
                                             Shares            Range     Weighted Average
                                             ------            -----     ----------------
     Balance, January 31, 1995                51,467      $ 1.50 - 2.875      2.43
       Granted                               155,366         .84 - 1.940      1.19
       Canceled                              (60,129)       1.44 - 2.875      2.08
                                             -------       -------------      ----
     Balance, January 28, 1996               146,704         .84 - 2.875      1.26
       Granted                               436,776         .50 - 2.190      1.90
       Canceled                              (88,675)        .84 - 1.810      1.13
                                             -------       -------------      ----
     Balance, January 26, 1997               494,805         .50 - 2.875      1.85
       Canceled                             (135,505)        .50 - 2.875      1.12
       Exercised                             (39,937)        .50 - 2.875      1.69
                                             -------       -------------      ----
     Balance, January 25, 1998               319,363      $  1.81 - 2.19      2.17
                                             -------       -------------      ----
                                             -------       -------------      ----
     Exercisable at January 26, 1997           8,490      $  .84 - 2.875      1.74
                                             -------       -------------      ----
                                             -------       -------------      ----
     Exercisable at January 25, 1998          31,936      $  1.81 - 2.19      2.17
                                             -------       -------------      ----
                                             -------       -------------      ----

     At January 25, 1998, there were 105,195 additional shares available for grant under the 1994 Plan and the weighted average remaining contractual life of outstanding options was 8.48 years.

                         AMARILLO MESQUITE GRILL, INC.

(5)  STOCKHOLDERS' EQUITY, CONTINUED
     On January 1, 1997, the Company adopted an Employee Incentive Stock Option Plan (the 1997 Plan) for a ten-year term to grant options for the purchase of up to 700,000 shares of stock. The 1997 Plan provides that the Company may grant options to certain employees at the fair market value at the grant date. The vesting period is at the sole discretion of the Board of Directors. Generally, 10% of the option can be exercised after one year, an additional 15% after the second year and 25% in each of the next three years. Following is a summary of the activity in the 1997 Plan for the two years ended January 25, 1998:

                                                              Per Share Exercise Price
                                            Number of      ------------------------------
                                             Shares            Range     Weighted Average
                                             ------            -----     ----------------
     Balance, January 28, 1996                      -     $           -          -
       Granted                                160,000              2.75       2.75
                                             --------      ------------       ----
     Balance, January 26, 1997                160,000              2.75       2.75
       Granted                                253,250       2.75 - 4.13       3.70
       Canceled                              (105,000)      2.75 - 4.13       3.00
                                             --------      ------------       ----
     Balance, January 25, 1998                308,250     $ 2.75 - 4.13       3.44
                                             --------      ------------       ----
                                             --------      ------------       ----
     Exercisable at January 26, 1997                -     $           -          -
                                             --------      ------------       ----
                                             --------      ------------       ----
     Exercisable at January 25, 1998            8,500     $        2.75       2.75
                                             --------      ------------       ----
                                             --------      ------------       ----

     At January 25, 1998, there were 286,750 additional shares available for grant under the 1997 Plan and the weighted average remaining contractual life of outstanding options was 9.38 years.

     The per share weighted average fair value of stock options granted under the 1994 and 1997 Plans during fiscal 1998, 1997 and 1996 was $3.29, $1.94 and $1.08, respectively, on the date of grant using the Black Scholes option-pricing model using the following weighted average assumptions:

                                                 1998       1997       1996
                                                 ----       ----       ----
     Expected dividend yield                         0%        0%         0%
     Volatility factor                           136.0%    145.0%     145.0%
     Risk free interest rate                      6.15%     6.47%      6.22%
     Expected life                              5 years   5 years    5 years

                         AMARILLO MESQUITE GRILL, INC.

(5)  STOCKHOLDERS' EQUITY, CONTINUED
     The Company applies APB Opinion No. 25 in accounting for its stock options issued to employees and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost for the 1994 Plan and the 1997 Plan based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's fiscal 1998, 1997 and 1996 pro forma net loss and pro forma net loss per common share would have been adjusted to the pro forma amounts indicated below.

                                                        1998         1997         1996
                                                        ----         ----         ----
     Net loss        As reported                    $(1,270,293)  (1,586,275)   (175,341)
                     Pro forma for SFAS No. 123      (1,547,009)  (1,681,310)   (188,907)

     Loss per share  As reported                    $      (.18)        (.24)       (.03)
                     Pro forma for SFAS No. 123            (.22)        (.25)       (.03)

     The above pro forma disclosure reflects only options granted during fiscal years 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to February 1, 1995 is not considered.

(6)  INCOME TAXES
     As of January 25, 1998, the Company has net operating loss carryforwards for income tax purposes of approximately $6,476,000 which, if not used, will expire $552,000 in fiscal 2001, $984,000 in fiscal 2002, $1,193,000 in fiscal 2003, $434,000 in fiscal 2004, $134,000 in fiscal 2005, $7,000 in fiscal 2006, $180,000 in fiscal 2008, $44,000 in fiscal 2009,
     $116,000 in fiscal 2011, $1,524,000 in fiscal 2012, and $1,308,000 in fiscal 2013.

     The Company also has approximately $108,000 of investment tax credit carryforwards available which, if not used, will expire $27,000 in fiscal 1999, $72,000 in fiscal 2000 and $9,000 in fiscal 2001.

                           AMARILLO MESQUITE GRILL, INC.

     The total provision for income taxes varied from the Federal statutory rate for the following reasons:

                                                     1998       1997     1996
                                                     ----       ----     ----
     Computed "expected" tax benefit                  (34.0)%   (34.0)%  (34.0)%
     Increase in income taxes resulting from:
      Losses producing no financial statement
       tax benefit                                     34.0%     34.0%    34.0%
                                                      -----     -----    -----
                                                          -%        -%       -%
                                                      -----     -----    -----
                                                      -----     -----    -----

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 25, 1998 and January 26, 1997 are presented below:

                                                      1998           1997
                                                      ----           ----
     Deferred tax assets:
       Net operating loss carryforwards           $ 2,460,880      2,037,075
       Investment tax credits                         108,000        108,000
       Capital leases                                  62,825        124,380
       Accrual for restaurant closing                       -         33,555
       Debt guarantee expense                          37,179         23,180
       Other                                           14,392         13,280
                                                  -----------     ----------
          Total gross deferred tax assets           2,683,276      2,339,470
          Less valuation allowance                 (2,518,904)    (2,189,918)
                                                  -----------     ----------
          Net deferred tax assets                     164,372        149,552
                                                  -----------     ----------
     Deferred tax liabilities:
       Property and equipment, principally due to
         differences in depreciation              $  (164,372)      (149,552)
                                                  -----------     ----------

          Net deferred tax assets (liabilities)   $         --            --
                                                  -----------     ----------
                                                  -----------     ----------

                           AMARILLO MESQUITE GRILL, INC.

 (7) PROVISION FOR RESTAURANT CLOSINGS, DISPOSITIONS AND CONVERSIONS
     The Company closed three Cotton Patch Cafe restaurants during fiscal 1998, all of which have been converted to Amarillo Grill restaurants as of January 25, 1998.

     The Company closed three Cotton Patch Cafe restaurants during 1997, one of which was sold, one of which was converted to an Amarillo Grill restaurant which opened in fiscal 1997 and one was converted to an Amarillo Grill restaurant which opened in fiscal 1998. The Company also decided during fiscal 1997 to discontinue operations of two Grandy's restaurants in fiscal 1998. Provision for restaurant closings, dispositions and conversions in the accompanying 1997 statement of operations of $518,321 relates principally to the write-off of property and equipment, license fees and intangible assets.

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

                           AMARILLO MESQUITE GRILL, INC.

 (9) BUSINESS ACQUISITION, CONTINUED
     The following table summarizes the pro forma results of operations for the fifty-two weeks ended January 26, 1997 and January 28, 1996 as if the acquisition had been consummated at the beginning of fiscal 1997 and 1996. The pro forma results do not necessarily reflect what would have occurred if the acquisition had been made at the beginning of the respective periods or the results that may occur in the future.

                                                  1997               1996
                                                  ----               ----
     Net sales                                $ 16,257,436         16,113,185
     Net earnings (loss)                      $ (1,470,582)             1,149
     Net earnings (loss) per common share -
       basic and diluted                      $       (.21)                --

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

(10) LIQUIDITY
     At January 25, 1998, the Company had current liabilities in excess of current assets of $2,233,625 and a stockholders' deficit of $582,423. The Company reported a net loss of $1,270,293 and cash used in operating activities of $626,911 for fiscal 1998.

     Management believes the Amarillo Grill restaurants opened in fiscal 1998 will generate sufficiently increased cash flow from operations which, together with remaining available borrowing capacity (see note 3), will enable the Company to meet its financial obligations in fiscal 1999 as they come due. In the event operating cash flow and remaining borrowing capacity are not sufficient to enable the Company to meet its financial obligations in fiscal 1999, an individual who is a major stockholder and director of the Company has committed to provide up to $1,000,000 of additional capital or guarantees of additional indebtedness on behalf of the Company.

                           AMARILLO MESQUITE GRILL, INC.

(11) SALE OF GRANDY'S RESTAURANTS
     As noted in note 1, the Company sold all of the assets of the eight Grandy's restaurants owned and operated by the Company.

     The following presents the net sales and operating income, before allocation of corporate overhead, of the above restaurants which are included in the accompanying statements of operations for the fiscal years ended January 25, 1998, January 26, 1997 and January 28, 1996.

                                            1998        1997          1996
                                            ----        ----          ----
     Net sales                            $803,734    5,102,205    5,204,724

     Operating income                     $ 47,227       36,013      209,504

     The significant financial statement amounts related to Grandy's which are included in the balance sheet at January 26, 1997 are as follows:

     Assets:
       Net property and equipment                            $  464,696
       Goodwill, net                                         $  107,975
       License fees, net                                     $   10,228

     Liabilities:
       Obligations under capital leases                      $  481,055
       Deferred credits                                      $    6,789

(12) SUBSEQUENT EVENT
     Effective February 23, 1998, the Company purchased the remaining shares of AMG, Inc. by issuing 450,000 shares of the Company's common stock in a transaction accounted for as a book value purchase.

     The interest in AMG, Inc. acquired by the Company had no book value after consideration of the losses absorbed by the Company in fiscal 1998. Accordingly, this book value purchase will result in no additional assets or liabilities being established, and consolidated stockholders' equity will reflect the issuance of the shares of common stock at par value, with an offsetting reduction to additional paid-in capital.

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

     3.3 Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Kansas on May 27, 1997 changing the corporate name to Amarillo Mesquite Grill, Inc. (filed herewith).

     3.4 Bylaws of the Company (filed as Exhibit 3.2 to Registration No. 2-86266-FW and such exhibit is hereby incorporated by reference).


    10.1 Asset Purchase Agreement dated June 14, 1996 between Homestead West, Inc., Amagril, Inc. and the Company (filed as Exhibit 10.1 to the Company's Form 8-K dated June 17, 1996 and such exhibit is hereby incorporated by reference).

    10.2 Stock Option Agreement dated June 17, 1996 between the Company and C. Howard Wilkins, Jr. and amendment thereto (filed as Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended January 26, 1997 and such exhibit is hereby incorporated by reference).

    10.3 Stock Option Agreement dated June 17, 1996 between the Company and Robert A. Geist and amendment thereto (filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended January 26, 1997 and such exhibit is hereby incorporated by reference).

   10.4 Agreement dated February 23, 1998 between the Company and Robert A. Geist, C. Howard Wilkins, Jr., the Wilkins Family Foundation, Inc., General Resources, L.P., Tom Devlin and Andy Mouland (filed as Exhibit 10.1 to the Company's Form 8-K dated March 27, 1998 and such exhibit is hereby incorporated by reference).

                                      (i)

   10.5 1994 Incentive Stock Option Plan (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended January 31, 1995 and such exhibit is hereby incorporated by reference).

   10.6 1997 Incentive Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement dated April 23, 1997 and such exhibit is hereby incorporated by reference).

   23         Consent of KPMG Peat Marwick LLP (filed herewith).

___________________
          Management's Compensation Plan




                                      (ii)