Form 10-Q
period 1998-04-26
AMARILLO MESQUITE GRILL INC
filed 1998-06-10
CIK 727089

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549



(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended April 26, 1998

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

     As of April 26, 1998, 7,576,395 shares of common stock $.01 par value were outstanding.

                            PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           AMARILLO MESQUITE GRILL, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                       ASSETS                           April 26     January 25
                                                                     -----------    -----------
                                                                          1998          1998
                                                                     -----------    -----------
Current assets:
   Cash                                                              $   612,520    $   563,836
   Accounts receivable                                                    47,306         49,472
   Inventories                                                           185,655        167,848
   Prepaid expenses and other current assets                             140,168        184,179
                                                                     -----------    -----------
      Total current assets                                               985,649        965,335
                                                                     -----------    -----------

Property and equipment:
   Buildings                                                           1,105,229      1,105,229
   Leasehold improvements                                              2,258,368      2,258,368
   Equipment and fixtures                                              4,361,202      4,228,270
   Leased property under capital lease                                 1,234,626      1,234,626
                                                                     -----------    -----------
                                                                       8,959,425      8,826,493
   Less: accumulated depreciation and amortization                     1,579,486      1,383,895
                                                                     -----------    -----------
                                                                       7,379,939      7,442,598
                                                                     -----------    -----------

Other assets:
   Cost in excess of net tangible assets of purchased
    business, net of amortization of $133,542 and $115,337               813,469        831,674
   License fees, net of amortization                                       7,867          7,867
   Deposits and other                                                     39,187         33,867
                                                                     -----------    -----------
                                                                         860,523        873,408
                                                                     -----------    -----------

                                                                     $ 9,226,111    $ 9,281,341
                                                                     -----------    -----------
                                                                     -----------    -----------

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of long term debt                                 $ 1,098,737    $   871,936
   Current portion of obligation under capital lease                      36,336         36,336
   Accounts payable                                                      999,031        985,093
   Construction costs payable                                            285,739        552,944
   Accrued payroll                                                       202,953        197,053
   Other accrued liabilities                                             535,195        555,598
                                                                     -----------    -----------
      Total current liabilities                                        3,157,991      3,198,960
                                                                     -----------    -----------

Long-term debt, less current portion                                   5,577,127      5,618,279
Obligation under capital lease, less current portion                   1,037,396      1,046,525

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, authorized 10,000,000
      shares, none issued                                                      -              -
   Common stock, $.01 par value, authorized 20,000,000 shares, issued 7,636,395 shares at April 26, 1998 and
      7,183,895 at January 25, 1998                                       76,364         71,839
   Additional paid-in capital                                          6,691,974      6,666,574
   Accumulated deficit                                                (7,044,741)    (7,050,836)
   Treasury stock, 60,000 shares of common stock at cost                (270,000)      (270,000)
                                                                     -----------    -----------
      Total stockholders' equity (deficit)                              (546,403)      (582,423)
                                                                     -----------    -----------

                                                                     $ 9,226,111    $ 9,281,341
                                                                     -----------    -----------
                                                                     -----------    -----------


            See accompanying notes to consolidated financial statements.
                                          2

                           AMARILLO MESQUITE GRILL, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                                        THIRTEEN WEEKS ENDED
                                                                       APRIL 26       APRIL 27
                                                                      ----------     ----------
                                                                         1998           1997
                                                                      ----------     ----------
Net sales                                                             $5,431,041     $3,902,648
                                                                      ----------     ----------

Costs and expenses:
   Cost of goods sold                                                  2,060,679      1,425,504
   Operating expenses                                                  2,554,854      2,198,648
   Depreciation and amortization                                         212,095        147,557
   General and administrative                                            413,732        450,847
                                                                      ----------     ----------
                                                                       5,241,360      4,222,556
                                                                      ----------     ----------

Operating income (loss)                                                  189,681       (319,908)
                                                                      ----------     ----------

Other income (expense)
   Interest expense                                                     (159,126)      ( 94,358)
   Noncash expense from issuance
     of stock options pursuant to
     debt guarantees                                                    ( 24,460)      ( 24,460)
   Gain on sale of assets                                                      -        254,328
                                                                      ----------     ----------
                                                                        (183,586)       135,510
                                                                      ----------     ----------


Earnings (loss) before income taxes                                        6,095       (184,398)
Provision for income taxes                                                     -              -
                                                                      ----------     ----------

Net earnings (loss)                                                    $   6,095     $ (184,398)
                                                                      ----------     ----------
                                                                      ----------     ----------


Net earnings (loss) per common share-
   basic and diluted                                                  $        -     $     (.03)
                                                                      ----------     ----------
                                                                      ----------     ----------


Average shares outstanding-
   basic and diluted                                                   7,454,724      7,088,691
                                                                      ----------     ----------
                                                                      ----------     ----------



            See accompanying notes to consolidated financial statements.
                                         3

                           AMARILLO MESQUITE GRILL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)




                                                                         Thirteen Weeks Ended
                                                                        April 26       April 27
                                                                       ---------      ---------
                                                                           1998           1997
                                                                       ---------      ---------
Cash flows from operating activities:
   Net earnings (loss)                                                 $   6,095      $(184,398)
   Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
      Depreciation and amortization                                      212,095        147,557
      Changes in assets and liabilities
        (Increase) decrease in accounts receivable                         2,166        (11,967)
          (Increase) decrease in inventories                             (17,807)       (11,174)
        (Increase) decrease in prepaid expenses and
           other current assets                                           44,011         80,347
         Increase (decrease) in accounts payable                          13,938        112,029
         Increase (decrease) in accrued expenses                         (14,503)      (132,205)
      Gain on sale of assets                                                   -       (254,328)
      Noncash expense from issuance of stock
        options pursuant to debt guarantees                               24,460         24,460
      Other net                                                           (3,620)        (6,854)
                                                                       ---------      ---------

            Cash provided by (used in) operating activities              266,835       (236,533)
                                                                       ---------      ---------
Cash flows from investing activities:
   Purchase of property and equipment                                   (400,136)      (784,039)
   Proceeds from sale of assets                                                -        435,000
                                                                       ---------      ---------
            Cash used in investing activities                           (400,136)      (349,039)
                                                                       ---------      ---------

Cash flows from financing activities:
   Sale of common stock                                                    5,465          5,918
   Short-term borrowings                                                       -        750,000
   Long-term borrowings                                                  260,000              -
   Repayment of long-term borrowings
      and capital lease obligations                                      (83,480)       (94,145)
                                                                       ---------      ---------
            Cash provided by financing activities                        181,985        661,773
                                                                       ---------      ---------

Increase in cash                                                          48,684         76,201
Cash at beginning of period                                              563,836        328,285
                                                                       ---------      ---------

Cash at the end of period                                              $ 612,520      $ 404,486
                                                                       ---------      ---------
                                                                       ---------      ---------

Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $ 159,126      $  94,358
   Cash paid for income taxes                                                  -              -


            See accompanying notes to consolidated financial statements.
                                         4

                           AMARILLO MESQUITE GRILL, INC.
                     Notes to Consolidated Financial Statements
                                     (Unaudited)


                                    April 26, 1998


(1)  BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 26, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 23, 1998.

(2)  NET EARNINGS PER SHARE
     In 1997, the Financial Accounting Standards Board issued SFAS No. 128,
          Earnings Per Share (Statement 128) which replaces the prior accounting standard regarding computation and presentation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. The Company adopted Statement 128 as of January 25, 1998 and, accordingly, earnings per share data for all periods presented has been computed in accordance with Statement 128. The adoption of Statement 128 had no impact on the Company's previously reported loss per share data.

     Options to purchase common stock were not included in the computation of diluted earnings (loss) per common share because the Company's net earnings for the three month period ended April 26, 1998 were nil and the Company had a net loss for the three month period ended April 27, 1997 and the inclusion of such options would be antidilutive. As of April 26, 1998, there are 1,273,613 options outstanding at a weighted average exercise price of $2.11 which may become dilutive in the future.

(3)  ACQUISITION OF INTEREST IN COMMON CONTROLLED SUBSIDIARY
     Effective February 23, 1998, the Company purchased the remaining shares of AMG, Inc., a common controlled subsidiary, by issuing 450,000 chares of the Company's common stock in a transaction accounted for as a combination of entities under common control.

     The interest in AMG, Inc. acquired by the Company had no book value.
          Accordingly, the fair value of the Company's common stock of $1,327,500 was recorded, and a corresponding deemed dividend was recognized as a reduction to stockholders' equity (deficit). The pro forma effects of such tranaction was not significant.

(4)  LIQUIDITY
     At April 26, 1998, the Company had current liabilities in excess of current assets of $2,172,342 and a stockholders' deficit of $546,403. The Company reported net earnings of $6,095 and cash flow from operations of $266,835 for the three month period ended April 26, 1998.

(4)  LIQUIDITY CONTINUED
     Management believes the Amarillo Grill restaurants opened in fiscal 1998 and an additional Amarillo Grill restaurant opened in the first quarter of fiscal 1999 will generate sufficiently increased cash flow from operations which, together with continuing trade payable financing at current levels, will enable the company to meet its financial obligations in fiscal 1999 as they come due. The Company has no additional borrowing capacity under its existing loan agreements. In the event operating cash flow, including a continuation of the current level of trade payable financing, is not sufficient to enable the Company to meet its financial obligations in fiscal 1999, an individual who is a major stockholder and director of the Company has committed to provide up to $1,000,000 of additional capital or guarantees of additional indebtedness on behalf of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

     Over the past eighteen months the Company has taken major steps toward reorganizing and changing the direction of the Company in terms of moving away from fast food restaurants and towards full service restaurants which generate higher sales with a lower gross margin and operating expenses. Due to differences in volume and the nature of the business the operating results, expressed as percentage of sales, can be substantially different for fast food restaurants as compared to a full service restaurant.

     For the current quarter ended April 26, 1998, the Company began the quarter with eleven Amarillo Mesquite Grills and two Cotton Patch Cafes. During the quarter the Company opened one new Amarillo Mesquite Grill and closed one Cotton Patch Cafe which will be converted to an Amarillo Mesquite Grill.

     For the prior year quarter ended April 27, 1997, the Company began the quarter with five Amarillo Mesquite Grills, eight Grandy's restaurants and five Cotton Patch Cafes. During the quarter, the Company sold its eight Grandy's restaurants, converted one Cotton Patch Cafe to an Amarillo Mesquite Grill and opened one additional Amarillo Mesquite Grill.

RESULTS OF OPERATIONS

Three Months Ended April 26, 1998 Compared to Three Months Ended April 27, 1997.

    For the three months ended April 26, 1998, sales increased 39.2% to $5,431,041 as compared to sales of $3,902,648 for the first quarter of the prior year. As of April 26, 1998, the Company operated twelve Amarillo Mesquite Grills and one Cotton Patch Cafe as compared to seven Amarillo Mesquite Grills and four Cotton Patch Cafes as of April 27, 1997.

     Cost of sales, as a percentage of total sales, was 37.9% and 36.5% for the 1998 and 1997 periods respectively. The increase in cost of sales, as a percentage of total sales, is the result of a change in direction by the Company from fast food restaurants such as our Grandy's which historically have had a 31.0% cost of sales to an upscale, full service restaurant concept, Amarillo Mesquite Grill, which has a higher cost of sales.

     Operating expenses, as a percentage of total sales, were 47.0% and 56.3% for the 1998 and 1997 periods respectively. The decrease in operating expense, as a percentage of total sales, is the result of operating more Amarillo Mesquite Grills which have higher sales volume and lower operating costs than the Grandy's restaurants which were sold during the first quarter of last year.

     General and administrative expenses, as a percentage of sales, was 7.6% for the quarter ended April 26, 1998, as compared to 11.6% for the first quarter of the prior year. The decrease in general and administrative, as a percentage of total sales, is the result of substantially increasing sales while maintaining or reducing the dollar amount of general and administrative expenses.

     Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. The increase in depreciation and amortization from 1997 to 1998 is the result of operating more restaurants with a greater investment.

    Interest expense was $159,126 for the quarter ended April 26, 1998 as compared to $94,358 for the same period a year ago. The increase in the dollar amount of interest expense from first quarter 1997 to first quarter 1998 is the result of an increase in long-term debt relating to new store development.

   The Company incurred noncash expenses of $24,460 for the 1998 and 1997 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

     During the quarter ended April 27, 1997, the Company sold to Red Apple Corporation all of the assets of eight Grandy's restaurants previously owned and operated by the Company. The Company received cash of $435,000 and recognized a gain of $249,536 in the transaction. Red Apple Corporation, which is owned by five individuals, three of which are officers and directors of the Company and one of which is a significant stockholder of the Company, also assumed the obligations under the existing leases of each of the restaurants.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds principally from long term debt. On April 26, 1998 and January 25, 1998, the Company had an excess of current liabilities over current assets of $2,172,342 and $2,233,624, respectively. Management anticipates being able to sustain the current level of trade payable financing and higher cash flow from operations in fiscal 1999 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 1999 as they come due. The Company has no remaining available borrowing capacity under its existing loan agreements. Cash flow from operations was $266,835 in the first quarter of fiscal 1999 compared to cash used of $236,533 in the first quarter of fiscal 1998. In the event operating cash flow is not sufficient to enable the Company to meets its financial obligations in fiscal 1999, an individual who is a major stockholder and director of the Company has committed to provide up to $1,000,000 of additional capital or guarantees of additional indebtedness on behalf of the Company.

     Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for operations are not significant.

     Additions to property and equipment represent the single largest use of
funds by the Company.   The expenditures are primarily made for the purchase and
development of new restaurants. Cash expended for capital expenditures was $400,136 for the three months ended April 26, 1998, compared to $784,039 for the three months ended April 27, 1997. These expenditures were funded primarily with cash flow from operations and proceeds from long-term debt for the quarter ended April 26, 1998, and proceeds from short-term debt for the quarter ended April 27, 1997.

     The Company plans to continue expansion of the Amarillo Mesquite Grill concept in fiscal 1999. The Company intends to lease existing restaurant properties which are suitable for conversion to the Amarillo Mesquite Grill concept. It is expected that each conversion will require approximately $300,000 to $500,000 for equipment and remodel costs. A ground-up proto-type restaurant will cost approximately $1.7 million for the land, building and equipment. The Company is holding discussions with an investment banking firm regarding a private placement of convertible securities which would enable the Company to open approximately eight to ten new Amarillo Grill restaurants. The company has no commitments for financing at this time. In order for the Company to meet its expansion goals for fiscal 1999, it will need to raise additional funds through debt or equity instruments, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

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

                            PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities.

     Restricted securities were issued to stockholders of AMG, Inc. on March 27, 1998 in exchange for shares of AMG, Inc. This transaction was previously reported on Form 8-K dated March 27, 1998 and such report is hereby incorporated by reference. Due to the limited number of stockholders involved in the exchange of securities, the Company relied on Section 4 (2) of the Securities Act of 1933 for an exemption from registration.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits.

10.1  Agreement dated February 23, 1998 between the Company and Robert A. Geist,
C. Howard Wilkins, Jr., the Wilkins Family Foundation, Inc., General Resources, L.P., Tom Devlin and Andres Mouland (filed as Exhibit 10.1 to the Company's Form 8-K dated March 27, 1998, and such exhibit is hereby incorporated by reference).

27    Financial Data Schedule

(b)       Reports on Form 8-K.

On March 27, 1998, the Company filed a Form 8-K with respect to the exchange of its restricted stock for all outstanding shares of AMG, Inc.

                                     SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMARILLO MESQUITE GRILL INC.
                                                  (Registrant)




Date  June 8, 1998                       /s/LINN F. HOHL
                                         -------------------------------
                                            Linn F. Hohl - Vice President
                                                            of Finance,
                                                            Secretary and
                                                            Treasurer