Form 10-Q
period 1998-07-26
AMARILLO MESQUITE GRILL INC
filed 1998-09-09
CIK 727089

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549



(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                    For the Quarterly Period Ended July 26, 1998

                                      OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ______________

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
Yes X    No     .
   ----    -----

     As of July 26, 1998, 7,576,895 shares of common stock $.01 par value were outstanding.

                            PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           AMARILLO MESQUITE GRILL, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                ASSETS                             July 26      January 25
                                                                    1998           1998
                                                                 ----------     ----------
Current assets:
   Cash                                                          $  573,347     $  563,836
   Accounts receivable                                               39,456         49,472
   Inventories                                                      153,686        167,848
   Prepaid expenses and other current assets                        309,074        184,179
                                                                 ----------     ----------
      Total current assets                                        1,075,563        965,335
                                                                 ----------     ----------

Property and equipment:
   Buildings                                                      1,105,229      1,105,229
   Leasehold improvements                                         2,316,428      2,258,368
   Equipment and fixtures                                         4,610,718      4,228,270
   Leased property under capital lease                            1,234,626      1,234,626
                                                                 ----------     ----------
                                                                  9,267,001      8,826,493
   Less: accumulated depreciation and amortization                1,763,394      1,383,895
                                                                 ----------     ----------
                                                                  7,503,607      7,442,598
                                                                 ----------     ----------
Other assets:
   Cost in excess of net tangible assets of purchased
    business, net of amortization of $151,747 and $115,337          795,264        831,674
   License fees, net of amortization                                  7,567          7,867
   Deposits and other                                                39,187         33,867
                                                                 ----------     ----------
                                                                    842,018        873,408
                                                                 ----------     ----------

                                                                 $9,421,188     $9,281,341
                                                                 ----------     ----------
                                                                 ----------     ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes Payable                                                 $  560,000           -
   Current portion of long term debt                              1,201,837     $  871,936
   Current portion of obligation under capital lease                 38,240         36,336
   Accounts payable                                               1,139,448        985,093
   Construction costs payable                                       174,130        552,944
   Accrued payroll                                                  218,767        197,053
   Other accrued liabilities                                        542,129        555,598
                                                                 ----------     ----------
      Total current liabilities                                   3,874,551      3,198,960
                                                                 ----------     ----------

Long-term debt, less current portion                              5,201,465      5,618,279
Obligation under capital lease, less current portion              1,026,363      1,046,525

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, authorized 10,000,000
      shares, none issued                                             -              -
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 7,636,895 shares at July 26, 1998 and
      7,183,895 at January 25, 1998                                  76,369         71,839
   Additional paid-in capital                                     6,717,554      6,666,574
   Accumulated deficit                                           (7,205,114)    (7,050,836)
   Treasury stock, 60,000 shares of common stock at cost         (  270,000)    (  270,000)
                                                                 ----------     ----------
      Total stockholders' equity (deficit)                       (  681,191)    (  582,423)
                                                                 ----------     ----------

                                                                 $9,421,188     $9,281,341
                                                                 ----------     ----------
                                                                 ----------     ----------

             See accompanying notes to consolidated financial statements.

                           AMARILLO MESQUITE GRILL, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                          Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                         July 26        July 27        July 26        July 27
                                                          1998           1997           1998            1997
                                                       ----------     ----------     -----------    ----------
Net sales                                              $5,080,117     $3,549,776     $10,511,158    $7,452,424
                                                       ----------     ----------     -----------    ----------

Costs and expenses:
   Cost of goods sold                                   1,988,353      1,321,827       4,049,032     2,747,331
   Operating expenses                                   2,449,792      1,822,785       5,004,646     4,018,867
   Depreciation and amortization                          204,114        137,667         416,209       285,224
   General and administrative                             400,295        465,596         814,027       919,009
                                                       ----------     ----------     -----------    ----------
                                                        5,042,554      3,747,875      10,283,914     7,970,431
                                                       ----------     ----------     -----------    ----------

Operating income (loss)                                    37,563       (198,099)        227,244      (518,007)
                                                       ----------     ----------     -----------    ----------

Other income (expense)
   Interest expense                                      (173,476)      (115,507)       (332,602)     (209,865)
   Noncash expense from issuance
     of stock options pursuant to
     debt guarantees                                     ( 24,460)      ( 24,460)       ( 48,920)     ( 48,920)
   Gain on sale of assets                                    -              -               -          254,328
                                                       ----------     ----------     -----------    ----------
                                                         (197,936)      (139,967)       (381,522)     (  4,457)
                                                       ----------     ----------     -----------    ----------

Loss before income taxes                                 (160,373)      (338,066)       (154,278)     (522,464)
Provision for income taxes                                   -              -               -             -
                                                       ----------     ----------     -----------    ----------

Net Loss                                               $ (160,373)    $ (338,066)    $  (154,278)   $ (522,464)
                                                       ----------     ----------     -----------    ----------
                                                       ----------     ----------     -----------    ----------

Net loss per common share-
   Basic and diluted                                   $     (.02)    $     (.05)    $      (.02)   $     (.09)
                                                       ----------     ----------     -----------    ----------
                                                       ----------     ----------     -----------    ----------

Average shares outstanding-
   Basic and diluted                                    7,576,895      7,112,155       7,507,203     7,112,155
                                                       ----------     ----------     -----------    ----------
                                                       ----------     ----------     -----------    ----------

            See accompanying notes to consolidated financial statements.

                          AMARILLO MESQUITE GRILL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                   Twenty-Six Weeks Ended
                                                                    July 26       July 27
                                                                     1998          1997
                                                                 ----------     ----------
Cash flows from operating activities:
   Net loss                                                      $( 154,278)    $( 522,464)
   Adjustments to reconcile net loss
      to net cash provided by operating activities:
      Depreciation and amortization                                 416,209        285,224
      Changes in assets and liabilities
        (Increase) decrease in accounts receivable                   10,016       ( 18,283)
          (Increase) decrease in inventories                         14,162       ( 12,460)
        (Increase) decrease in prepaid expenses and
           other current assets                                   ( 124,895)      ( 92,403)
         Increase (decrease) in accounts payable                    154,355        117,534
         Increase (decrease) in accrued expenses                      8,245       (104,471)
      Gain on sale of assets                                          -           (254,328)
      Noncash expense from issuance of stock
        options pursuant to debt guarantees                          48,920         48,920
      Other net                                                   (   5,320)      (  9,591)
                                                                 ----------     ----------

            Cash provided by (used in) operating activities         367,414       (562,322)
                                                                 ----------     ----------
Cash flows from investing activities:
   Purchase of property and equipment                             ( 819,322)    (1,975,860)
   Proceeds from sale of assets                                        -           435,000
                                                                 ----------     ----------
             Cash used in investing activities                    ( 819,322)    (1,540,860)
                                                                 ----------     ----------

Cash flows from financing activities:
   Sale of common stock                                               6,590         44,071
   Short-term borrowings                                            560,000           -
   Long-term borrowings                                             200,000      2,350,000
   Repayment of long-term borrowings
      and capital lease obligations                               ( 305,171)      (161,981)
                                                                 ----------     ----------
            Cash provided by financing activities                   461,419      2,232,090
                                                                 ----------     ----------

Increase in cash                                                      9,511        128,908
Cash at beginning of period                                         563,836        328,285
                                                                 ----------     ----------

Cash at the end of period                                        $  573,347     $  457,193
                                                                 ----------     ----------
                                                                 ----------     ----------

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $  332,602     $  209,865

   Cash paid for income taxes                                    $     -              -

            See accompanying notes to consolidated financial statements.

                           AMARILLO MESQUITE GRILL, INC.
                     Notes to Consolidated Financial Statements
                                     (Unaudited)


                                    July 26, 1998


(1)  BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 26, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 23, 1998.

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

     Options to purchase common stock were not included in the computation of diluted earnings (loss) per common share because the Company had a net loss available to common stockholders and the inclusion of such options would be antidilutive. As of July 26, 1998, there are 1,379,853 options outstanding at a weighted average exercise price of $2.41 which may become dilutive in the future.

(3)  ACQUISITION OF INTEREST IN COMMON CONTROLLED SUBSIDIARY
          Effective February 23, 1998, the Company purchased the remaining shares of AMG, Inc., a common controlled subsidiary, by issuing 450,000 shares of the Company's common stock in a transaction accounted for as a combination of entities under common control.

     The interest in AMG, Inc. acquired by the Company had no book value.
          Accordingly, the fair value of the Company's common stock of $1,327,500 was recorded, and a corresponding deemed dividend was recognized as a reduction to stockholders' equity (deficit). The pro forma effects of such transaction was not significant.

(4)  LIQUIDITY
     At July 26, 1998, the Company had current liabilities in excess of current assets of $2,798,988 and a stockholders' deficit of $681,191. The Company reported a loss of $154,278 and cash flow from operations of $367,414 for the six month period ended July 26, 1998.

(4)  LIQUIDITY CONTINUED
     Management believes the Amarillo Grill restaurants opened in fiscal 1998 and two additional Amarillo Grill restaurants opened in fiscal 1999 will generate sufficiently increased cash flow from operations which, together with continuing trade payable financing at current levels, will enable the company to meet its financial obligations in fiscal 1999 as they come due. The Company has no additional borrowing capacity under its existing loan agreements. In the event operating cash flow, including a continuation of the current level of trade payable financing, is not sufficient to enable the Company to meet its financial obligations in fiscal 1999, an individual who is a major stockholder and director of the Company has committed to provide up to $1,000,000 of additional capital or guarantees of additional indebtedness on behalf of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL

     Over the past two years the Company has taken major steps toward reorganizing and changing the direction of the Company in terms of moving away from fast food restaurants and towards full service restaurants which generate higher sales with a lower gross margin and operating expenses. Due to differences in volume and the nature of the business the operating results, expressed as percentage of sales, can be substantially different for fast food restaurants as compared to a full service restaurant.

     During the quarter ended July 26, 1998, the Company closed one Amarillo Mesquite Grill in Overland Park, Kansas and one Cotton Patch Cafe in Bartlesville, Oklahoma. The Cotton Patch Cafe has been converted to an Amarillo Mesquite Grill which opened on the first day of the third quarter. The Amarillo Grill was an older restaurant with a short-term lease. Management did not feel that the location was good enough to justify the expense of a major remodel.

     The Company's loss for the quarter ended July 26, 1998, in the amount of $160,373 can in part be attributed to the expensing of pre-opening costs in the amount of $84,710 relating to the opening of our Bartlesville unit on the first day of the third quarter. In addition, costs of sales increased 1.9% from 37.2% for the quarter ended July 27, 1997 to 39.1% for the current year quarter. To address the cost of sales increase the Company will implement a new menu in all restaurants during the third quarter. The new menu consists of new products with more favorable margins, price increases on selected menu items, a change in portion sizing and the discontinuance of certain high cost menu items.

RESULTS OF OPERATIONS

Three Months Ended July 26, 1998 Compared to Three Months Ended July 27, 1997.

    For the three months ended July 26, 1998, sales increased 43.1% to $5,080,117 as compared to sales of $3,549,776 for the second quarter of the prior year. As of July 26, 1998, the Company operated eleven Amarillo Mesquite Grills and one Cotton Patch Cafe as compared to eight Amarillo Mesquite Grills and three Cotton Patch Cafes as of July 27, 1997.

     Cost of sales, as a percentage of total sales, was 39.1% and 37.2% for the 1998 and 1997 periods respectively. The increase in cost of sales, as a percentage of total sales, is due in part to an increase in commodity prices and in part due to a change of direction from fast food restaurants with a lower costs of sales to a full service concept, Amarillo Mesquite Grill, which has a higher cost of sales.

     Operating expenses, as a percentage of total sales, were 48.2% and 51.4% for the 1998 and 1997 periods respectively. The decrease in operating expense, as a percentage of total sales, is the result of operating more Amarillo Grills which have higher sales volume and lower operating costs than the other restaurant concept operated by the Company which have been sold or converted.

     General and administrative expenses, as a percentage of sales, was 7.9% for the quarter ended July 26, 1998, as compared to 13.1% for the second quarter of the prior year. The decrease in general and administrative, as a percentage of total sales, is the result of substantially increasing sales while reducing the dollar amount of general and administrative expenses.

     Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. The increase in depreciation and amortization from 1997 to 1998 is the result of operating more restaurants with a greater investment.

    Interest expense was $173,476 for the quarter ended July 26, 1998 as compared to $115,507 for the same period a year ago. The increase in the dollar amount of interest expense from second quarter 1997 to second quarter 1998 is the result of an increase in long-term debt relating to new store development.

   The Company incurred noncash expenses of $24,460 for the 1998 and 1997 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

Six Months Ended July 26, 1998 compared to Six Months Ended July 27, 1997.

     For the six months ended July 26, 1998, sales increased 41.0% to $10,511,158 as compared to sales of $7,452,424 for the six months ended July 27, 1997. As of July 26, 1998, the Company operated eleven Amarillo Mesquite Grills and one Cotton Patch Cafe as compared to eight Amarillo Grills and three Cotton Patch Cafes as of July 27, 1997.

     Cost of sales, as a percentage of total sales, was 38.5% and 36.9% for the 1998 and 1997 periods respectively. The higher cost of sales, as a percentage of total sales, is due in part to an increase in commodity prices and in part due to a change of direction from fast food restaurants with a lower cost of sales to a full service concept, Amarillo Mesquite Grill, which has a higher cost of sales.

     Operating expenses, as a percentage of total sales was 47.6% and 53.9% for the 1998 and 1997 periods respectively. The decrease in operating expense, as a percentage of total sales, is the result of operating more Amarillo Grills which have higher sales volume and lower operating costs than the other restaurant concept operated by the Company which have been sold or converted.

     General and administrative expenses, as a percentage of total sales, was 7.7% and 12.3% for the 1998 and 1997 periods respectively.

     Interest Expense was $332,602 for the six months ended July 26, 1998 as compared to $209,865 for the same period a year ago. The increase in the dollar amount from 1997 to 1998 is the result of an increase in the bank debt relating to new store development.

     The Company incurred noncash expenses of $48,920 for the 1998 and 1997 periods respectively related to the issuance of stock options pursuant to debt guarantees.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds principally from long term debt. On July 26, 1998 and January 25, 1998, the Company had an excess of current liabilities over current assets of $2,798,988 and $2,233,624, respectively. Management anticipates being able to sustain the current level of trade payable financing and higher cash flow from operations in fiscal 1999 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 1999 as they come due. The Company has no remaining available borrowing capacity under its existing loan agreements. Cash flow from operations was $367,414 in the first six months of fiscal 1999 compared to cash used of $562,322 in the first six months of fiscal 1998. In the event operating cash flow is not sufficient to enable the Company to meet its financial obligations in fiscal 1999, an individual who is a major stockholder and director of the Company has committed to provide up to $1,000,000 of additional capital or guarantees of additional indebtedness on behalf of the Company.

     Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for operations are not significant.

     Additions to property and equipment represent the single largest use of
funds by the Company.   The expenditures are primarily made for the purchase and
development of new restaurants. Cash expended for capital expenditures was $819,322 for the six months ended July 26, 1998, compared to $1,975,860 for the six months ended July 27, 1997. These expenditures were funded primarily with cash flow from operations and proceeds from long-term debt.

     The Company plans to continue expansion of the Amarillo Mesquite Grill concept in fiscal 1999. The Company intends to lease existing restaurant properties which are suitable for conversion to the Amarillo Mesquite Grill concept. It is expected that each conversion will require approximately $300,000 to $600,000 for equipment and remodel costs. A ground-up proto-type restaurant will cost approximately $1.5 million for the land, building and equipment. The Company is holding discussions with an investment banking firm regarding a private placement of convertible securities which would enable the Company to open approximately eight to ten new Amarillo Grill restaurants. The company has no commitments for financing at this time. In order for the Company to meet its expansion goals for fiscal 1999, it will need to raise additional funds through debt or equity instruments, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

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

YEAR 2000

     The Company maintains an outsourcing agreement for its accounting software and has been advised that its outsourcer is capable of processing in the year 2000. Three of the Company's restaurants operate on a different point of sale system that has not been assessed, while the restaurants point of sale system for all the remaining restaurants is believed to be year 2000 compliant. Other various restaurant equipment has not been assessed to determine if it is date sensitive and possibly out of compliance. Any computer system that is not year 2000 compliant could potentially be disruptive to the Company's operations, but actual impact has not been determined.

                            PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.

          Not Applicable.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          On May 29, 1998, the Company held it's Annual Meeting of Stockholders. The only matter voted upon at such meeting was the election of directors. The following Directors were re-elected to serve on the Board of Directors:


                                            FOR                   WITHHELD
          Chris F. Hotze                 6,845,216                  3,500
          Linn F. Hohl                   6,845,216                  3,500
          C. Howard Wilkins, Jr.         6,845,216                  3,500
          Alan Bundy                     6,847,216                  1,500

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

          Not Applicable

          (b)  Reports on Form 8-K.

The Company filed a Form 8-K/A-1 dated June 10, 1998 with respect to the exchange of its restricted stock for all outstanding shares of AMG. Inc. The Form 8-K/A-1 stated that pursuant to Regulation S-X, the Company was not required to file financial statements relative to the acquisition of the AMG, Inc. stock.

                                     SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMARILLO MESQUITE GRILL INC.
                                                       (Registrant)




Date  August 26, 1998                    /s/ LINN F. HOHL
                                         -------------------------------
                                          Linn F. Hohl - Vice President
                                                       of Finance,
                                                       Secretary and
                                                       Treasurer