Form 10-Q
period 1998-10-25
AMARILLO MESQUITE GRILL INC
filed 1998-12-08
CIK 727089

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended October 25, 1998

                                         OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________  to ______________

Commission file number 0-12145


                           AMARILLO MESQUITE GRILL, INC.
              (Exact name of registrant as specified in its charter)

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

     As of October 25, 1998, 7,645,895 shares of common stock $.01 par value were outstanding.

                            PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           AMARILLO MESQUITE GRILL, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                                           October 25      January 25
        ASSETS                                                                1998            1998
                                                                          -----------       ---------
Current assets:
   Cash                                                                   $   370,445         563,836
   Accounts receivable                                                         38,227          49,472
   Inventories                                                                168,734         167,848
   Prepaid expenses and other current assets                                  234,661         184,179
                                                                          -----------       ---------
      Total current assets                                                    812,067         965,335
                                                                          -----------       ---------
Property and equipment:
   Buildings                                                                1,107,429       1,105,229
   Leasehold improvements                                                   2,531,768       2,258,368
   Equipment and fixtures                                                   4,698,832       4,228,270
   Leased property under capital lease                                      1,234,626       1,234,626
                                                                          -----------       ---------
                                                                            9,572,655       8,826,493
   Less: accumulated depreciation and amortization                          1,966,302       1,383,895
                                                                          -----------       ---------
                                                                            7,606,353       7,442,598
                                                                          -----------       ---------
Other assets:
   Cost in excess of net tangible assets of purchased
    business, net of amortization of
    $169,952 and $115,337                                                     777,059         831,674
   License fees, net of amortization                                            7,417           7,867
   Deposits and other                                                          39,187          33,867
                                                                          -----------       ---------
                                                                              823,663         873,408
                                                                          -----------       ---------
                                                                          $ 9,242,083     $ 9,281,341
                                                                          -----------       ---------
                                                                          -----------       ---------


                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes Payable                                                          $   628,048            --
   Current portion of long term debt                                          732,804     $   871,936
   Current portion of obligation under capital lease                           36,336          36,336
   Accounts payable                                                         1,128,974         985,093
   Construction costs payable                                                 257,148         552,944
   Accrued payroll                                                            186,787         197,053
   Other accrued liabilities                                                  544,342         555,598
                                                                          -----------       ---------
      Total current liabilities                                             3,514,439       3,198,960
                                                                          -----------       ---------
Long-term debt, less current portion                                        5,476,444       5,618,279
Obligation under capital lease, less current portion                        1,019,138       1,046,525

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, authorized 10,000,000
      shares, none issued                                                        --              --
   Common stock, $.01 par value, authorized 20,000,000 shares, issued 7,705,895 shares at October 25, 1998 and
      7,183,895 at January 25, 1998                                            77,059          71,839
   Additional paid-in capital                                               6,773,754       6,666,574
   Accumulated deficit                                                     (7,348,751)     (7,050,836)
   Treasury stock, 60,000 shares of common stock at cost                     (270,000)      ( 270,000)
                                                                          -----------       ---------
      Total stockholders' equity (deficit)                                   (767,938)       (582,423)
                                                                          -----------       ---------
                                                                          $ 9,242,083     $ 9,281,341
                                                                          -----------       ---------
                                                                          -----------       ---------

See accompanying notes to consolidated financial statements.

                           AMARILLO MESQUITE GRILL, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                          Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                       October 25      October 26     October 25        October 26
                                      ------------    ------------   -------------     ------------
                                          1998            1997            1998              1997
                                      ------------    ------------   -------------     ------------
Net sales                            $  5,048,622     $  3,953,526     $ 15,559,780     $ 11,405,950
                                      ------------    ------------   -------------     ------------
Costs and expenses:
   Cost of goods sold                   1,871,514        1,493,842        5,920,546        4,241,173
   Operating expenses                   2,524,031        2,074,935        7,528,677        6,093,802
   Depreciation and amortization          221,263          171,713          637,472          456,937
   General and administrative             379,089          361,828        1,193,116        1,280,837
                                      ------------    ------------   -------------     ------------
                                        4,995,897        4,102,318       15,279,811       12,072,749
                                      ------------    ------------   -------------     ------------
Operating income (loss)                    52,725         (148,792)         279,969         (666,799)
                                      ------------    ------------   -------------     ------------
Other income (expense)
   Interest expense                      (171,902)        (141,910)        (504,504)        (351,775)
   Noncash expense from issuance
     of stock options pursuant to
     debt guarantees                      (24,460)         (24,460)         (73,380)         (73,380)
   Gain on sale of assets                    --                443             --            254,771
                                      ------------    ------------   -------------     ------------
                                         (196,362)        (165,927)        (577,884)        (170,384)
                                      ------------    ------------   -------------     ------------

Loss before income taxes                 (143,637)        (314,719)        (297,915)        (837,183)
Provision for income tax                     --               --               --               --
                                      ------------    ------------   -------------     ------------
Net Loss                             $   (143,637)    $   (314,719)    $   (297,915)    $   (837,183)
                                      ------------    ------------   -------------     ------------
                                      ------------    ------------   -------------     ------------

Net loss per common share-
   Basic and diluted                 $       (.02)    $       (.04)    $       (.04)    $       (.12)
                                      ------------    ------------   -------------     ------------
                                      ------------    ------------   -------------     ------------

Average shares outstanding-
   Basic and diluted                    7,682,728        7,113,345        7,613,571        7,113,345
                                      ------------    ------------   -------------     ------------
                                      ------------    ------------   -------------     ------------

            See accompanying notes to consolidated financial statements.
                                         3

                          AMARILLO MESQUITE GRILL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                  Thirty-Nine Weeks Ended
                                                                October 25      October 26
                                                               -------------   ------------
                                                                   1998            1997
                                                               -------------   ------------
Cash flows from operating activities:
   Net loss                                                    $  (297,915)    $  (837,183)
   Adjustments to reconcile net loss
      to net cash provided by operating activities:
      Depreciation and amortization                                637,472         456,937
      Changes in assets and liabilities
        (Increase) decrease in accounts receivable                  11,245         (14,869)
        (Increase) decrease in inventories                            (886)        (12,713)
        (Increase) decrease in prepaid expenses and
           other current assets                                    (50,482)        (56,355)
         Increase (decrease) in accounts payable                   143,881         (39,279)
         Increase (decrease) in accrued expenses                   (21,522)        (94,174)
      Gain on sale of assets                                          --          (254,771)
      Noncash expense from issuance of stock
        options pursuant to debt guarantees                         73,380          73,380
      Other net                                                    ( 5,320)        ( 9,100)
                                                               -------------   ------------
            Cash provided by (used in) operating activities        489,853        (788,127)
                                                               -------------   ------------
Cash flows from investing activities:
   Purchase of property and equipment                           (1,041,958)     (2,530,183)
   Proceeds from sale of assets                                       --           435,000
                                                               -------------   ------------
            Cash used in investing activities                   (1,041,958)     (2,095,183)
                                                               -------------   ------------
Cash flows from financing activities:
   Sale of common stock                                             39,020          45,070
   Short-term borrowings                                           628,048            --
   Long-term borrowings                                               --         3,230,000
   Repayment of long-term borrowings
      and capital lease obligations                               (308,354)       (240,552)
                                                               -------------   ------------
            Cash provided by financing activities                  358,714       3,034,518
                                                               -------------   ------------
Increase (decrease) in cash                                       (193,391)        151,208
Cash at beginning of period                                        563,836         328,285
                                                               -------------   ------------
Cash at the end of period                                      $   370,445     $   479,493
                                                               -------------   ------------
                                                               -------------   ------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   504,504     $   209,865
   Cash paid for income taxes                                  $      --              --


            See accompanying notes to consolidated financial statements.

                           AMARILLO MESQUITE GRILL, INC.
                     Notes to Consolidated Financial Statements
                                     (Unaudited)


                                  October 25, 1998


(1)  BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 25, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 23, 1998.

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

    Options to purchase common stock were not included in the computation of diluted earnings (loss) per common share because the Company had a net loss available to common stockholders and the inclusion of such options would be antidilutive. As of October 25, 1998, there are 1,281,328 options outstanding at a weighted average exercise price of $2.51 which may become dilutive in the future.

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

(4) LIQUIDITY
    At October 25, 1998, the Company had current liabilities in excess of current assets of $2,702,372 and a stockholders' deficit of $767,938. The Company reported a loss of $297,915 and cash flow from operations of $489,853 for the nine month period ended October 25, 1998.

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

RESULTS OF OPERATIONS

Three Months Ended October 25, 1998 Compared to Three Months Ended October 26, 1997.

    For the three months ended October 25, 1998, sales increased 27.7% to $5,048,622 as compared to sales of $3,953,526 for the third quarter of the prior year. As of October 25, 1998, the Company operated twelve Amarillo Mesquite Grills and one Cotton Patch Cafe as compared to nine Amarillo Mesquite Grills and two Cotton Patch Cafes as of October 26, 1997.

    Cost of sales, as a percentage of total sales, was 37.1% and 37.8% for the 1998 and 1997 periods respectively. The Company introduced a new menu in all stores during the quarter. The menu was introduced in a couple of stores at a time with the last three stores being completed the last week of the quarter. With the new menu in effect for a full period the Company expects cost of sales to be in the 34% to 36% range.

     Operating expenses, as a percentage of total sales, were 50.0% and 52.5% for the 1998 and 1997 periods respectively. The decrease in operating expense, as a percentage of total sales, is the result of operating more Amarillo Grills which have higher sales volume and lower operating costs than the other restaurant concept operated by the Company which have been sold or converted.


    General and administrative expenses, as a percentage of sales, was 7.9% for the quarter ended October 25, 1998, as compared to 13.1% for the second quarter of the prior year. The decrease in general and administrative, as a percentage of total sales, is the result of substantially increasing sales without substantially increasing the dollar amount of general and administrative expenses.

     Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. The increase in depreciation and amortization from 1997 to 1998 is the result of operating more restaurants with a greater investment.

    Interest expense was $171,902 for the quarter ended October 25, 1998 as compared to $141,910 for the same period a year ago. The increase in the dollar amount of interest expense from third quarter 1997 to third quarter 1998 is the result of an increase in long-term debt relating to new store development.

   The Company incurred noncash expenses of $24,460 for the 1998 and 1997 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.


NINE MONTHS ENDED OCTOBER 25, 1998 COMPARED TO NINE MONTHS ENDED OCTOBER 26,
1997.

     For the nine months ended October 25, 1998, sales increased 36.4% to $15,559,780 as compared to sales of $11,405,950 for the nine months ended October 26, 1997. As of October 25, 1998, the Company operated twelve Amarillo Mesquite Grills and one Cotton Patch Cafe as compared to nine Amarillo Grills and two Cotton Patch Cafes as of October 26, 1997.

     Cost of sales, as a percentage of total sales, was 38.1% and 37.2% for the 1998 and 1997 periods respectively. The Company introduced a new menu in all stores during the quarter. The menu was introduced in a couple of stores at a time with the last three stores being completed the last week of the quarter. With the new menu in effect for a full period the Company expects cost of sales to be in the 34% to 36% range.

     Operating expenses, as a percentage of total sales was 48.4% and 53.4% for the 1998 and 1997 periods respectively. The decrease in operating expense, as a percentage of total sales, is the result of operating more Amarillo Grills which have higher sales volume and lower operating costs than the other restaurant concept operated by the Company which have been sold or converted.

     General and administrative expenses, as a percentage of total sales, was 7.7% and 11.2% for the 1998 and 1997 periods respectively. The decrease in general and administrative, as a percentage of total sales, is the result of substantially increasing sales without substantially increasing the dollar amount of general and administrative expenses.

     Interest Expense was $504,504 for the nine months ended October 25, 1998 as compared to $351,775 for the same period a year ago. The increase in the dollar amount from 1997 to 1998 is the result of an increase in the bank debt relating to new store development.

     The Company incurred noncash expenses of $73,380 for the 1998 and 1997 periods respectively related to the issuance of stock options pursuant to debt guarantees.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds principally from long term debt. On October 25, 1998 and January 25, 1998, the Company had an excess of current liabilities over current assets of $2,702,372 and $2,233,624, respectively. Management anticipates being able to sustain the current level of trade payable financing and higher cash flow from operations in fiscal 1999 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 1999 as they come due. The Company has no remaining available borrowing capacity under its existing loan agreements. Cash flow from operations was $489,853 in the first nine months of fiscal 1999 compared to cash used of $788,127 in the first nine months of fiscal 1998. In the event operating cash flow is not sufficient to enable the Company to meet its financial obligations in fiscal 1999, an individual who is a major stockholder and director of the Company has committed to provide up to $1,000,000 of additional capital or guarantees of additional indebtedness on behalf of the Company.

     Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for operations are not significant.

     Additions to property and equipment represent the single largest use of
funds by the Company.   The expenditures are primarily made for the purchase and
development of new restaurants. Cash expended for capital expenditures was $1,041,958 for the nine months ended October 25, 1998, compared to $2,530,183 for the nine months ended October 26, 1997. These expenditures were funded primarily with cash flow from operations and proceeds from long-term debt.

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

          Not Applicable.

          (b) Reports on Form 8-K.

          Not Applicable.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMARILLO MESQUITE GRILL INC.
                                               (Registrant)




Date  December 8, 1998                /s/LINN F. HOHL
    -----------------------           -------------------------------
                                       Linn F. Hohl - Vice President
                                                       of Finance,
                                                       Secretary and
                                                       Treasurer