Form 10-K
period 1999-01-31
AMARILLO MESQUITE GRILL INC
filed 1999-04-30
CIK 727089

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Fiscal Year Ended January 31, 1999

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

                                Yes  X     No ___

Insert by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 1, 1999, 7,783,895 common shares (not including 60,000 shares held as treasury stock) were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares ($1.625) as of such date on the OTC Bulletin Board) of Amarillo Mesquite Grill, Inc. held by non-affiliates was approximately $5,291,681 (For purposes of this valuation "affiliates" are the officers, directors and 5% shareholders of the Company.)

                       DOCUMENTS INCORPORATED BY REFERENCE:

             Proxy Statement for the fiscal year ended January 31, 1999
                      (Items 10, 11, 12 and 13 of PART III)

                          AMARILLO MESQUITE GRILL, INC.


                           Annual Report on Form 10-K
                   For the Fiscal Year Ended January 31, 1999


PART I.                                                                  PAGE


Item 1.  Business                                                          1
Item 2.  Properties                                                        5
Item 3.  Legal Proceedings                                                 6
Item 4.  Submission of Matters to a Vote of Security Holders               6

PART II.

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                               7
Item 6.  Selected Financial Data                                           8
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk      13
Item 8.  Financial Statements and Supplementary Data                      13
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                              13

PART III.

Item 10.  Directors and Executive Officers of the Registrant              14
Item 11.  Executive Compensation                                          14
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                      14
Item 13.  Certain Relationships and Related Transactions                  14

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                     15

Signatures                                                                17

Financial Statements                                                     F-1

                                     PART I


Item 1.  BUSINESS

A)  General Development of Business.

Amarillo Mesquite Grill, Inc. (the "Company) operates twelve Amarillo Mesquite Grill restaurants in Kansas, Oklahoma, Missouri and Arkansas. Amarillo Mesquite Grill restaurants offer a casual dining environment serving prime rib, steaks, chicken and seafood grilled over mesquite wood. The Company intends to focus its business activities on the development of additional Amarillo Mesquite Grill restaurants.

On June 17, 1996, the Company acquired the assets of the Amarillo Mesquite Grill restaurant chain from Homestead West, Inc. and Amagril, Inc. for 1,000,000 shares of the Company's restricted common stock and cash in the amount of $1,500,000. The Amarillo Mesquite Grill restaurant chain consisted of four restaurants at the date of purchase: two located in Wichita, Kansas, one located in Hutchinson, Kansas and one located in Overland Park, Kansas. Since the date of this acquisition, the Company has converted six of its Cotton Patch Cafe restaurants to Amarillo Mesquite Grill restaurants, converted two other buildings to Amarillo Mesquite Grill restaurants, constructed a prototype Amarillo Mesquite Grill restaurant and closed one location upon termination of the lease term.

During fiscal 1999, the Company opened new restaurants in Manhattan, Kansas and Bartlesville, Oklahoma. It also closed its restaurant located in Overland Park, Kansas.

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

The Amarillo Mesquite Grill concept, founded in 1982, is designed to appeal to a broad spectrum of casual dining customers who are seeking a consistent and high-quality dining experience attentively served in a distinctive, relaxed atmosphere for a moderate price. Amarillo Mesquite Grill provides a casual and comfortable environment and well-trained, enthusiastic service to its customers.

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

The following table sets forth the location and opening or acquisition date of the Company's Amarillo Mesquite Grill restaurants currently in operation:

                                   DATE OPENED
LOCATION                           OR PURCHASED

Wichita, Kansas #1                 June 17, 1996
Wichita, Kansas #2                 June 17, 1996
Hutchinson, Kansas                 June 17, 1996
Ponca City, Oklahoma               December 9, 1996
Rogers, Arkansas                   February 17, 1997
Salina, Kansas                     April 21, 1997
Springfield, Missouri              June 23, 1997
Enid, Oklahoma                     August 1, 1997
Muskogee, Oklahoma                 November 12, 1997
Wichita, Kansas #3                 January 14, 1998
Manhattan, Kansas                  February 2, 1998
Bartlesville, Oklahoma             July 27, 1998

The Company seeks to locate its restaurants in smaller cities and suburban areas where they fill a significant market niche. Amarillo Mesquite Grill restaurants are distinguished from other family-oriented steakhouses in these smaller markets (many of which are cafeteria-style) by their full table service and attentive wait staff, full bar service, entertaining atmosphere, distinctive decor and consistently high-quality food. The Company distinguishes its restaurants from other full-service restaurants through their family orientation which is accomplished by offering lower priced food (such as hamburgers and sandwiches) at dinner, placing less emphasis on alcohol sales as compared to most competitors and offering features designed to appeal to children.

Cotton Patch Cafe. During fiscal 1999, the Company owned and operated one Cotton Patch Cafe restaurant in McAlester, Oklahoma pursuant to a franchise agreement with Cotton Patch Cafe, Inc. The menu of the Cotton Patch Cafe featured a southern home-style menu with entrees including pork chops, chicken and beef, along with vegetables, rolls and beverages. On February 15, 1999, the Company closed its Cotton Patch Cafe restaurant. The Company is evaluating whether to lease this property to an unrelated third party or convert it to an Amarillo Mesquite Grill restaurant.

ii)  Developing Products and Industry Segments.

Not Applicable

iii)  Sources and Availability of Raw Materials.

The Company's food costs are closely tied to market conditions. The Company attempts to maintain its cost of sales percentages by refining cost controls, directing marketing activities to re-emphasize low-cost menu items, and selectively increasing menu prices. The Company monitors the cost of ingredients and attempts to adjust prices wherever possible to maintain desired margins. During fiscal 1999, the Company phased in a new menu which allowed it to decrease its costs of sales.

iv)  Trademarks.

The Company acquired two service marks registered with the United States Patent and Trademark Office for the words "Amarillo Grill." Both of these registrations expire in January 2005, however, they are subject to renewal. The Company has also filed with the United States Patent and Trademark Office an application for the words "Amarillo Mesquite Grill" which has recently been approved for registration by the trademark office. The Company considers all of these service marks to contribute significantly to its operations.

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

Not Applicable

xii)  Compliance with Environmental Regulation.

Not Applicable

xiii)  Employees.

As of April 1, 1999, the Company employed approximately 635 persons, including 10 administrative, 60 managerial, 250 full-time and 315 part-time restaurant employees.

D)  Financial Information About Foreign and Domestic Operations and Export
    Sales.

Not Applicable

Item 2.  PROPERTIES

The Company's principal executive office is located at 302 North Rock Road, Suite 200, Wichita, Kansas 67206. This office space is leased from an unrelated third party.

The land and buildings for the Company's thirteen restaurants are leased pursuant to long-term leases with unrelated third parties. The initial lease terms are for a period of three to twenty years with provisions for two additional five year extensions. The Company pays minimum annual rentals for the land and building of each restaurant in amounts ranging from approximately $33,000 to $129,128. In some cases, the rental rates escalate in accordance with sales volume in excess of specified amounts. Each lease obligates the Company to pay the real estate taxes and utilities applicable to the particular location, to maintain casualty and liability insurance, and to keep the property in general repair.

The Company currently operates twelve Amarillo Mesquite Grill restaurants which encompass approximately 4,000 to 6,000 square feet. These restaurants seat approximately 140 to 280 persons and have on-site parking for an average of 70 cars. Typical capital costs for a restaurant facility are approximately $600,000 for land, $600,000 for the building and $300,000 for equipment and furnishings. The Company has historically leased the land and buildings used pursuant to long-term lease arrangements.

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


                                            Bid Price
Quarter Ended                         High              Low
April 27, 1997                        4 3/4             2 1/2
July 27, 1997                         4 1/2             3 1/4
October 26, 1997                      4 3/8             2 1/2
January 25, 1998                      3 1/2             2 1/4


                                            Bid Price
Quarter Ended                         High              Low

April 26, 1998                        4 1/8             2
July 26, 1998                         5 3/8             2 7/8
October 25, 1998                      4 3/8             2 1/2
January 31, 1999                      2 1/4             15/16




B)  Holders of Company's Common Stock.

The number of holders of record of the Company's common stock as of January 31, 1999, was 455, as determined by an examination of the Company's transfer book. However, because a number of shares of stock are held in "street name," the actual number could not be determined more precisely.

C)  Dividends.

The Company has not paid dividends to its stockholders since its inception. For the foreseeable future, it is anticipated that any earnings which may be generated from operations of the Company will be used to finance the growth of the Company, and that dividends will not be paid to stockholders.

Item 6.                    SELECTED FINANCIAL DATA


Years Ended (1)      January 31,   January 25,   January 26,   January 28,   January 31,
                       1999          1998          1997          1996           1995

Operating Data:
  Net sales          $20,509,882   $16,022,471   $14,185,898   $10,668,573   $9,106,111
  Net loss           $  (490,039)  $(1,270,293)  $(1,586,275)  $  (175,341)  $  (14,300)
  Net loss per share $      (.06)         (.18)         (.24)         (.03)          --


Balance Sheet Data:

  Current assets     $   516,789       965,335       700,560       420,691    1,009,879
  Property and
    equipment          7,466,707     7,442,598     4,601,807     4,041,077    3,342,382
  Other assets           798,014       873,408     1,155,327       310,012      346,314

  Total assets       $ 8,781,510   $ 9,281,341   $ 6,457,694   $ 4,771,780   $4,698,575


  Current liabilities$ 3,456,306   $ 3,198,960   $ 2,931,011   $ 1,228,909   $  900,991
  Long-term debt,
    less current
    portion            5,164,077     5,618,279     1,506,421       332,475      355,062
  Obligations under
    capital leases,
    less current
    portion            1,006,142     1,046,525     1,500,618     1,457,062    1,520,544
  Advances from
    affiliates            81,587            --            --            --           --
  Deferred credits            --            --         6,789        24,204       26,507
  Stockholders'
    equity (deficit)    (926,602)     (582,423)      512,855     1,729,130    1,895,471

  Total liabilities
    and stockholders'
    equity (deficit) $ 8,781,510   $ 9,281,341   $ 6,457,694   $ 4,771,780   $4,698,575


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

In preparation for this expansion, the Company closed three Cotton Patch Cafes, one of which was sold, one converted to an Amarillo Grill and one being converted to an Amarillo Grill as of January 26, 1997. The Company also decided during fiscal 1997 to discontinue operations of two Grandy's restaurants in fiscal 1998. The provision for restaurant closing, dispositions and conversions in the amount of $518,321 related principally to the write off of restaurant assets and related intangible assets. During fiscal 1998, three additional Cotton Patch Cafes were converted to Amarillo Mesquite Grills leaving the Company with only two Cotton Patch Cafes as of year end
January 25, 1998.

The Company has also determined that it is in its best interest to focus its efforts and financial resources on the Amarillo Grill concept. Therefore, effective March 24, 1997, the Company sold to Red Apple Corporation all of the assets of the eight Grandy's restaurants owned and operated by the Company.
Red Apple Corporation is owned by five individuals, three of which are officers and directors of the Company. The consideration received for these assets consisted of $435,000 in cash. Red Apple Corporation also assumed the lease obligations associated with these restaurants. The Company recognized a gain of $249,536 on this disposition. Management believes the sales price which was computed as three time the prior year's store level earnings before overhead or administrative expenses, plus inventories and cash on hand, represents fair value for the assets sold.

Effective May 27, 1997, the Company changed its corporate name to Amarillo
Mesquite Grill, Inc. Management believes this name change more accurately reflects the direction the Company is headed.

On September 11, 1997, the Company and four of its stockholders formed
AMG, Inc., a Kansas corporation, to develop and own three Amarillo Mesquite
Grill restaurants. AMG, Inc. was owned 48% by the Company and 52% by four stockholders as of January 23, 1998. The accounts and operations of AMG, Inc.
have been consolidated with the Company as entities under common control for the year ended January 25, 1998. The Company included the amount of AMG, Inc.'s loss otherwise attributable to the stockholders who own the 52% interest in AMG, Inc., of $166,652, in the consolidated financial statements as of January 25, 1998 because such loss exceeded the capital investment made by these stockholders and they were under no obligation to provide additional capital to AMG, Inc.




Effective February 23, 1998, the Company purchased the remaining shares of AMG, Inc. by issuing 450,000 shares of the Company's common stock in a transaction accounted for as a purchase. The interest in AMG, Inc. acquired by the Company had no book value after consideration of the losses absorbed by the Company in fiscal 1998. Accordingly, this book value purchase will result in no additional assets or liabilities being established, and consolidated stockholders' equity will reflect the issuance of the shares of common stock at par value, with an offsetting reduction to additional paid-in capital.
Effective September 21, 1998, AMG, Inc. was merged into the Company and the separate existence of AMG, Inc. ceased.

Results of Operations

For the year ended January 31, 1999, sales were $20,509,882 as compared to $16,022,471 and $14,185,898 for fiscal 1998 and 1997 respectively. All of the sales increase can be attributed to the addition of Amarillo Mesquite Grill restaurants. The following schedule represents a summary of the restaurants operated by the Company during the three year period ending January 31, 1999.


                                                  Amarillo
                                     Cotton       Mesquite
                        Grandy's   Patch Cafe      Grill        Total
January 28, 1996           8            7            -            15
     Opened                             1                          1
     Purchased                                       4             4
     Converted                         (1)           1
     Closed                            (2)                        (2)

January 26, 1997           8            5            5            18
     Sold                 (8)                                     (8)
     Converted                         (3)           3             -
     Opened                                          3             3

January 25, 1998                        2           11            13
     Opened                                          1             1
     Closed                                         (1)           (1)
     Converted                         (1)           1             -

January 31, 1999           -            1           12            13


Subsequent to year-end, the Company closed the one remaining Cotton Patch Cafe which will be converted to an Amarillo Mesquite Grill restaurant.

Cost of sales, as a percentage of total sales, was 37.2%, 37.7% and 33.3% for fiscal 1999, 1998 and 1997, respectively. The increase in cost of sales, as a percentage of total sales, from fiscal 1997 to fiscal 1998 is the result of a change in direction by the Company from fast food restaurants to an upscale, full service restaurant concept, Amarillo Mesquite Grill, which has a higher cost of sales.

Operating expenses include all direct and indirect labor costs incurred at the store level and all other store level operating costs, the major component of which are operating supplies, rent, repairs and maintenance, advertising, utilities and other occupancy costs. Operating expenses, as a percentage of total sales, were 49.1%, 53.4% and 59.4% for fiscal 1999, 1998 and 1997, respectively. The decrease in operating expenses, as a percentage of total sales, is the result of operating more Amarillo Mesquite Grills which have higher sales volumes and lower operating costs, than the Grandy's and the Cotton Patch Cafes which have been disposed of or converted.

General and administrative expenses include area management personnel and recruiting and training expenses relating to the development of management personnel for future restaurants as well as home office costs for administration, accounting, support personnel, rent and other costs of maintaining a home office. General and administrative expenses, as a percentage of total sales, were 7.5%, 10.5% and 7.6% for fiscal 1999, 1998 and 1997, respectively. The increase in general and administrative expenses from fiscal 1997 to fiscal 1998 can be attributed to area management positions and recruiting and training costs being in existence for all of fiscal 1998.
During fiscal 1998, these costs were approximately $858,000 as compared to approximately $285,000 for fiscal 1997.

Depreciation and amortization are directly related to the acquisition or disposition of fixed assets. The increase in depreciation and amortization from fiscal 1998 to fiscal 1999 is the result of operating more restaurants. Even though the number of restaurants operated by the Company decreased from fiscal 1997 to fiscal 1999, the investment was greater and therefore depreciation and amortization increased.

Interest expense for fiscal 1999, 1998 and 1997 was $689,535, $511,531 and $306,245, respectively. The increase in the dollar amount of interest expense from fiscal 1997 to fiscal 1999 is the result of an increase in short and long-term debt relating to new store development and the acquisition of four Amarillo Grills.

The Company incurred noncash expenses of $97,840 in fiscal 1999 and 1998 and $61,000 in 1997, respectively related to the issuance of stock options pursuant to debt guarantees as disclosed in note 5 to the financial statements.

As of January 31, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $7,171,000 which, if not used, will expire $554,000 in fiscal 2001, $984,000 in fiscal 2002, $1,193,000 in fiscal 2003,
$434,000 in fiscal 2004, $134,000 in fiscal 2005, $6,000 in fiscal 2006,
$180,000 in fiscal 2008, $45,000 in fiscal 2009, $114,000 in fiscal 2011,
$1,524,000 in fiscal 2012, and $1,385,000 in fiscal 2013 and $618,000 in fiscal
2014.

The Company's loss for the current year ended January 31, 1999, can in part be attributed to preopening costs and first month loss of $139,530 relating to the opening of two new restaurants during the year and to an operating loss of $185,047 relating to one restaurant which was closed during the year and the last Cotton Patch Cafe which was closed subsequent to year-end.

Liquidity and Capital Resources

The Company's primary sources of funds to finance its business have been its cash flow from operations and, principally during the past three years, proceeds from long-term debt. On January 31, 1999 and January 25, 1998, the Company had an excess of current liabilities over current assets of $2,939,517 and $2,233,624, respectively. Cash flow from operations was $712,385 for the year ended January 31, 1999, compared to cash flow used in operations of $626,911 for the year ended January 25, 1998. Management anticipates higher cash flow from restaurant operations in fiscal 2000 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 2000 as they come due.

Substantially all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

Additions to property and equipment and the acquisition of restaurants represent the single largest use of funds by the Company. The expenditures are primarily made for the purchase and development of new restaurants. Capital expenditures were $1,390,636 for the year ended January 31, 1999, compared to $3,563,335 for the year ended January 25, 1998. These capital expenditures have resulted in an increase in property and equipment and a decrease in working capital.

The Company plans to continue expansion of the Amarillo Mesquite Grill concept in fiscal 2000. The Company intends to lease existing restaurant properties which are suitable for conversion to the Amarillo Mesquite Grill concept. It is expected that each conversion will require approximately $300,000 to $500,000 for equipment and remodel costs. A ground-up proto-type restaurant will cost approximately $1,300,000 for land, building and equipment. The Company has no commitments for financing at this time. In order for the Company to meet its expansion goals for fiscal 2000, it will need to raise additional funds through debt or equity instruments, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

Year 2000

The Company maintains an outsourcing agreement for its accounting software and has been advised that its outsourcer is capable of processing in the year 2000. Three of the Company's restaurants operate on a different point of sale system that has not been assessed, while the restaurants' point of sale system for all the remaining restaurants is believed to be year 2000 compliant. Other various restaurant equipment has not been assessed to determine if it is date sensitive and possibly out of compliance. Any computer system that is not year 2000 compliant could potentially be disruptive to the Company's operations, but actual impact has not been determined.


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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements that the Company is required to file under Item 8 of this Form 10-K are presented on pages F-1 through F-25 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Reference is hereby made to Item 14B set forth herein.



               THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1999 Annual Meeting of Stockholders under the section entitled "Election of Directors" and under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and these portions of such Proxy Statement are herein incorporated by reference.

Item 11.  EXECUTIVE COMPENSATION

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1999 Annual Meeting of Stockholders under the section entitled "Executive Compensation" and "Directors' Fees" and these portions of such Proxy Statement are herein incorporated by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1999 Annual Meeting of Stockholders under the section entitled "Principal Holders of Securities" and that portion of such Proxy Statement is herein incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to this Item is included in the Company's Annual Proxy Statement for the 1999 Annual Meeting of Stockholders under the section entitled "Certain Relationships and Related Transactions" and that portion of such Proxy Statement is herein incorporated by reference.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A)  Documents Filed as a Part of this Report.

i)  Financial Statements

See "Index to Financial Statements" on Page F-1 of this Report

ii)  Financial Statement Schedules

Not Applicable

iii)  Exhibits

See Item 14(c), "Exhibits" below.

B)  Reports on Form 8-K.

During the fiscal quarter ended January 31, 1999, the Company filed two reports on Form 8-K. The first Form 8-K was dated as of November 12, 1998 and reported that the Company had dismissed KPMG Peat Marwick LLP as its independent accounting firm. The second Form 8-K was dated as of November 20, 1998 and reported that the Company had retained Allen, Gibbs & Houlik, L.C. as its independent accounting firm.

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

3.3 Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Kansas on May 27, 1997 changing the corporate name to Amarillo Mesquite Grill, Inc.
(filed as Exhibit 3.3 to the Company's Form 10-K for the fiscal year ended January 25, 1998, and such exhibit is hereby incorporated by reference).

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

10.2 1994 Incentive Stock Option Plan (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended January 31, 1995 and such exhibit is hereby incorporated by reference).*

10.3 1997 Incentive Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement dated April 23, 1997 and such exhibit is hereby incorporated by reference).*

10.4    Promissory Note dated May 12, 1998 between the Company and Chris
F. Hotze (filed herewith).

10.5 Promissory Note dated January 1, 1999 between the Company and Chris F. Hotze (filed herewith).

16    Letter from KPMG Peat Marwick LLP dated November 16, 1998 relative to its dismissal as the Company's independent accounting firm
(filed as Exhibit 16 to the Company's Form 8-K dated November
12, 1998 and such exhibit is hereby incorporated by reference).

23.1    Consent of Allen, Gibbs & Houlik, L.C. (filed herewith).

23.2    Consent of KPMG LLP (filed herewith).

27      Financial Data Schedule (filed herewith).
________________
*Management's Compensation Plan

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMARILLO MESQUITE GRILL, INC.

                                        By: /s/ Chris F. Hotze
                                            Chris F. Hotze, President

Date: April 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of the Registrant and in the capacities and on the date indicated.


Signature                  Title                        Date

/s/ Chris F. Hotze         President, Chairman of       April 15, 1999
Chris F. Hotze             the Board and Director
                           (Principal Executive
                           Officer)


/s/ Linn F. Hohl           Vice Presidet of             April 15, 1999
Linn F. Hohl               Finance, Treasurer,
                           Assistant Secretary and
                           Director (Principal
                           Financial and Accounting
                           Officer)

/s/ Alan L. Bundy          Executive Vice President     April 15, 1999
Alan L. Bundy              and Director

/s/ C. Howard Wilkins, Jr. Director                     April 15, 1999
C. Howard Wilkins, Jr.