Form 10-Q
period 1999-05-02
AMARILLO MESQUITE GRILL INC
filed 1999-06-08
CIK 727089

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended May 2, 1999

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

     As of May 2, 1999, 7,783,895 shares of common stock $.01 par value were outstanding.

                       PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        AMARILLO MESQUITE GRILL, INC.
                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS                May 2    January 31
                                                       1999        1999
Current assets:
   Cash                                            $  318,709   $  214,513
   Accounts receivable                                 24,715       16,912
   Inventories                                        135,183      140,414
   Prepaid expenses and other current assets           74,450      144,950
      Total current assets                            553,057      516,789

Property and equipment:
   Buildings                                        1,107,429    1,107,429
   Leasehold improvements                           2,580,998    2,559,658
   Equipment and fixtures                           4,746,274    4,737,724
   Leased property under capital lease              1,234,626    1,234,626
                                                    9,669,327    9,639,437
   Less: accumulated depreciation and amortization  2,375,253    2,172,730
                                                    7,294,074    7,466,707
Other assets:
   Cost in excess of net tangible assets of
    purchased business, net of amortization
    of $206,389 and $188,184                          740,622      758,827
   Deposits and other                                  38,687       39,187
                                                      779,309      798,014

                                                   $8,626,440   $8,781,510



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current notes payable                           $  550,000   $  550,000
   Current portion of long term debt                1,041,176    1,020,795
   Current portion of obligation under capital
      lease                                            40,383       40,383
   Accounts payable                                   775,891      921,831
   Accrued payroll                                    174,604      140,551
   Other accrued liabilities                          664,321      782,746
      Total current liabilities                     3,246,375    3,456,306

Long-term debt, less current portion                5,091,665    5,164,077
Obligation under capital lease, less current
   portion                                            996,046    1,006,142
Advances from affiliate                                48,634       81,587

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, authorized
      10,000,000 shares, none issued                     -            -
   Common stock, $.01 par value, authorized
      20,000,000 shares, issued 7,783,895 shares
      at May 2, 1999 and 7,705,895 at
      January 31, 1999                                 77,839       77,059
   Additional paid-in capital                       6,855,414    6,807,214
   Accumulated deficit                             (7,419,533)  (7,540,875)
   Treasury stock, 60,000 shares of common stock
        at cost                                    (  270,000)  (  270,000)
      Total stockholders' equity (deficit)         (  756,280)  (  926,602)

                                                   $8,626,440   $8,781,510

[FN]
                See accompanying notes to financial statements.
                                       2

                        AMARILLO MESQUITE GRILL, INC.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                    Thirteen Weeks Ended
                                                      May 2     April 26
                                                       1999       1998

Net sales                                          $4,630,842   $5,431,041

Costs and expenses:
   Cost of goods sold                               1,592,800    2,060,679
   Operating expenses                               2,201,011    2,554,854
   Depreciation and amortization                      220,728      212,095
   General and administrative                         310,148      413,732
                                                    4,324,687    5,241,360

Operating income                                      306,155      189,681

Other income (expense)
   Interest expense                                (  160,353)  (  159,126)
   Noncash expense from issuance
     of stock options pursuant to
     debt guarantees                               (   24,460)  (   24,460)
                                                   (  184,813)  (  183,586)

Earnings before income taxes                          121,342        6,095
Provision for income taxes                               -            -

Net earnings                                       $  121,342   $    6,095

Net earnings per common share-
   Basic and diluted                               $      .02   $     -

Average shares outstanding-
   Basic and diluted                                7,783,895    7,454,724



[FN]
                See accompanying notes to financial statements.
                                       3

                       AMARILLO MESQUITE GRILL, INC.
                          STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                      Thirteen Weeks Ended
                                                      May 2       April 26
                                                       1999          1998

Cash flows from operating activities:
   Net earnings                                    $  121,342   $    6,095
   Adjustments to reconcile net earnings
      to net cash provided by operating activities:
      Depreciation and amortization                   220,728      212,095
      Changes in assets and liabilities
       (Increase) decrease in accounts receivable  (    7,803)       2,166
       (Increase) decrease in inventories               5,231   (   17,807)
       (Increase) decrease in prepaid expenses and
          other current assets                         70,500       44,011
        Increase (decrease) in accounts payable    (  145,940)      13,938
        Increase (decrease) in accrued expenses    (   84,372)  (   14,503)
      Noncash expense from issuance of stock
        options pursuant to debt guarantees            24,460       24,460
      Other net                                           500   (    3,620)

            Cash provided by (used in) operating
               activities                             204,646      266,835
Cash flows from investing activities:
   Purchase of property and equipment              (   29,890)  (  400,136)
     Cash used in investing activities             (   29,890)  (  400,136)

Cash flows from financing activities:
   Sale of common stock                                24,520        5,465
   Long-term borrowings                                  -         260,000
   Repayment of long-term borrowings
      and capital lease obligations                (   95,080)  (   83,480)
            Cash provided by financing activities  (   70,560)     181,985

Increase in cash                                      104,196       48,684
Cash at beginning of period                           214,513      563,836

Cash at the end of period                          $  318,709   $  612,520

Supplemental disclosure of cash flow information:
   Cash paid for interest                          $  160,353   $  159,126
   Cash paid for income taxes                                         -



  [FN]
                See accompanying notes to financial statements.
                                       4

                        AMARILLO MESQUITE GRILL, INC.
                Notes to Consolidated Financial Statements
                                (Unaudited)


                                May 2, 1999


(1) Basis of Presentation
    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 2, 1999 are not necessarily indicative of the results that may be expected for the year ended January 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 23, 1999.

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

    Options to purchase common stock were not included in the computation of diluted earnings per common share because the market price of the common stock was in excess of the exercise price and the inclusion of such options would be antidilutive. As of May 2, 1999, there are 1,111,725 options outstanding at a weighted average exercise price of $2.59 which may become dilutive in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Three Months Ended May 2, 1999 Compared to Three Months Ended April 26, 1998.

    For the three months ended May 2, 1999, sales were $4,630,842 as compared to sales of $5,431,041 for the first quarter of the prior year. As of May 2, 1999, the Company operated twelve Amarillo Mesquite Grills as compared to twelve Amarillo Mesquite Grills and one Cotton Patch Cafe as of April 26, 1998. Of the $800,199 decrease in sales, approximately $418,000 was due to restaurants operated during the quarter a year ago that were not open during the current quarter. The remainder can be attributed to several factors including increased competition in most markets and due to comparing current sales levels with high opening sales volumes of a year ago from new restaurants.

    Cost of sales, as a percentage of total sales, was 34.4% and 37.9% for the 1999 and 1998 periods respectively. The decrease in cost of sales, as a percentage of sales, was the result of implementing a new menu during the third quarter of last year resulting in an improvement in cost of sales of 3.5%.

    Operating expenses, as a percentage of total sales, were 47.5% and 47.0% for the 1999 and 1998 periods respectively.

    General and administrative expenses, as a percentage of sales, was 6.7% for the quarter ended May 2, 1999, as compared to 7.6% for the first quarter of the prior year. The decrease in general and administrative, as a percentage of total sales, is the result of reducing the dollar amount of general and administrative expenses, principally, training labor and area management expense.

    Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. Fixed assets and the related depreciation expense remained relatively constant during the current quarter as compared to a year ago.

    Interest expense was $160,353 for the quarter ended May 2, 1999 as compared to $159,126 for the same period a year ago. The Company's short and long-term debt and interest rate remained relatively constant during the current quarter as compared to a year ago.

    The Company incurred noncash expenses of $24,460 for the 1999 and 1998 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

Liquidity and Capital Resources

    The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds principally from long term debt.
On May 2, 1999 and January 31, 1999, the Company had an excess of current liabilities over current assets of $2,693,318 and $2,939,517, respectively. Management anticipates being able to sustain the current level of trade payable financing and higher cash flow from operations in fiscal 2000 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 2000 as they come due. Cash flow from operations was $204,646 in the first quarter of fiscal 2000 compared to cash flow of $266,835 in the first quarter of fiscal 1999.

    Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for operations are not significant.

    The Company plans to continue expansion of the Amarillo Mesquite Grill concept in fiscal 2000. The Company intends to lease existing restaurant properties which are suitable for conversion to the Amarillo Mesquite Grill concept. It is expected that each conversion will require approximately $300,000 to $500,000 for equipment and remodel costs. A ground-up proto-type restaurant will cost approximately $1.3 million for the land, building and equipment. The Company is holding discussions with an investment banking firm regarding a private placement of convertible securities which would enable the Company to open approximately eight to ten new Amarillo Grill restaurants. The company has no commitments for financing at this time. In order for the Company to meet its expansion goals for fiscal 2000, it will need to raise additional funds through debt or equity instruments, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

         Reports Form 8-K

         Not applicable

         Exhibits

         27 Financial Data Schedule

                                 SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMARILLO MESQUITE GRILL INC.
                                    (Registrant)




Date  May 20, 1999             /s/LINN F. HOHL
                                  Linn F. Hohl - Vice President
                                                  of Finance,
                                                  Secretary and
                                                  Treasurer