Form 10-Q
period 1999-08-01
AMARILLO MESQUITE GRILL INC
filed 1999-09-15
CIK 727089

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549



(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended August 1, 1999

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

     As of August 1, 1999, 7,783,895 shares of common stock $.01 par value were outstanding.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        AMARILLO MESQUITE GRILL, INC.
                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS             August 1     January 31
                                                      1999          1999
Current assets:
   Cash                                            $  286,866    $  214,513
   Accounts receivable                                 26,233        16,912
   Inventories                                        112,239       140,414
   Prepaid expenses and other current assets          233,027       144,950
      Total current assets                            658,365       516,789

Property and equipment:
   Buildings                                        1,107,429     1,107,429
   Leasehold improvements                           2,640,426     2,559,658
   Equipment and fixtures                           4,807,664     4,737,724
   Leased property under capital lease              1,234,626     1,234,626
                                                    9,790,145     9,639,437
   Less: accumulated depreciation and amortization  2,577,777     2,172,730
                                                    7,212,368     7,466,707
Other assets:
   Cost in excess of net tangible assets of
    purchased business, net of amortization
    of $224,594 and $188,184                          722,417       758,827
   Deposits and other                                  40,727        39,187
                                                      763,144       798,014

                                                   $8,633,877    $8,781,510

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current notes payable                            $  250,000    $  550,000
   Current portion of long term debt                1,127,579     1,020,795
   Current portion of obligation under capital
    lease                                              40,383        40,383
   Accounts payable                                   934,731       921,831
   Accrued payroll                                    171,717       140,551
   Other accrued liabilities                          578,730       782,746
      Total current liabilities                     3,103,140     3,456,306

Long-term debt, less current portion                5,207,150     5,164,077
Obligation under capital lease, less current
 portion                                              985,950     1,006,142
Advances from affiliate                                17,426        81,587

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, authorized
      10,000,000 shares, none issued                     -             -
   Common stock, $.01 par value, authorized
      20,000,000 shares, issued 7,783,895 shares
      at August 1, 1999 and 7,705,895 at
      January 31, 1999                                 77,839        77,059
   Additional paid-in capital                       6,879,874     6,807,214
   Accumulated deficit                             (7,367,502)   (7,540,875)
   Treasury stock, 60,000 shares of common stock
      at cost                                      (  270,000)   (  270,000)
      Total stockholders' equity (deficit)         (  679,789)   (  926,602)

                                                   $8,633,877    $8,781,510

[FN]

               See accompanying notes to financial statements.
                                      2

                               AMARILLO MESQUITE GRILL, INC.
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                        Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                       August 1      July 26      August 1      July 26
                                         1999         1998          1999         1998
Net sales                             $4,429,388   $5,080,117   $9,060,230  $10,511,158

Costs and expenses:
   Cost of goods sold                  1,525,247    1,988,353    3,118,047    4,049,032
   Operating expenses                  2,139,543    2,449,792    4,340,554    5,004,646
   Depreciation and amortization         220,729      204,114      441,457      416,209
   General and administrative            307,333      400,295      617,481      814,027
                                       4,192,852    5,042,554    8,517,539   10,283,914

Operating income                         236,536       37,563      542,691      227,244

Other income (expense)
   Interest expense                     (160,045)    (173,476)    (320,398)    (332,602)
   Related party transaction -
     noncash expense from issuance
     of stock options pursuant to
     debt guarantees                    ( 24,460)    ( 24,460)    ( 48,920)    ( 48,920)
                                        (184,505)    (197,936)    (369,318)    (381,522)


Earnings (loss) before
     income taxes                         52,031     (160,373)     173,373     (154,278)
Provision for income taxes                  -            -            -            -


Net Earnings (loss)                   $   52,031   $ (160,373)  $  173,373  $  (154,278)


Net earnings (loss) per common share-
   Basic and diluted                  $      .01   $     (.02)  $      .02  $      (.02)


Average shares outstanding-
   Basic and diluted                   7,723,895    7,576,895    7,711,040    7,507,203



[FN]
                See accompanying notes to financial statements.
                                       3

                         AMARILLO MESQUITE GRILL, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Twenty-Six Weeks Ended
                                                     August 1      July 26
                                                       1999          1998
Cash flows from operating activities:
   Net earnings (loss)                              $ 173,373     $(154,278)
   Adjustments to reconcile net earnings
      to net cash provided by operating activities:
      Depreciation and amortization                   441,457       416,209
      Changes in assets and liabilities
        (Increase) decrease in accounts receivable   (  9,321)       10,016
        (Increase) decrease in inventories             28,175        14,162
        (Increase) decrease in prepaid expenses and
           other current assets                      ( 88,077)     (124,895)
         Increase (decrease) in accounts payable       12,900       154,355
         Increase (decrease) in accrued expenses     (172,850)        8,245
      Noncash expense from issuance of stock
        options pursuant to debt guarantees            48,920        48,920
      Other net                                      (  1,540)     (  5,320)

            Cash provided by (used in) operating
              activities                              433,037       367,414
Cash flows from investing activities:
   Purchase of property and equipment                (150,708)     (819,322)
            Cash used in investing activities        (150,708)     (819,322)

Cash flows from financing activities:
   Sale of common stock                                24,520         6,590
   Short-term borrowings                                 -          560,000
   Long-term borrowings                                  -          200,000
   Repayment of long-term borrowings
      and capital lease obligations                  (234,496)     (305,171)
            Cash provided by financing activities    (209,976)      461,419

Increase in cash                                       72,353         9,511
Cash at beginning of period                           214,513       563,836

Cash at the end of period                           $ 286,866     $ 573,347

Supplemental disclosure of cash flow information:
   Cash paid for interest                           $ 320,398     $ 332,602

   Cash paid for income taxes                       $    -        $    -




[FN]
               See accompanying notes to financial statements.
                                     4

                       AMARILLO MESQUITE GRILL, INC.
                       Notes to Financial Statements
                               (Unaudited)


                              August 1, 1999


(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended August 1, 1999 are not necessarily indicative of the results that may be expected for the year ended January 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 23, 1999.

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

     Options to purchase common stock were not included in the computation of diluted earnings (loss) per common share because the Company had a net loss available to common stockholders and the inclusion of such options would be antidilutive. As of August 1, 1999, there are 1,194,675 options outstanding at a weighted average exercise price of $2.59 which may become dilutive in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Three Months Ended August 1, 1999 Compared to Three Months Ended July 26,
1998.

      For the three months ended August 1, 1999, sales were $4,429,388 as compared to sales of $5,080,117 for the second quarter of the prior year. As of August 1, 1999, the Company operated twelve Amarillo Mesquite Grills as compared to eleven Amarillo Mesquite Grills and one Cotton Patch Cafe as of July 26, 1998. The decrease in sales can be attributed to several factors including increased competition in most markets and due to comparing current sales levels with high opening sales volumes of a year ago from new restaurants.

      Cost of sales, as a percentage of total sales, was 34.4% and 39.1% for the 1999 and 1998 periods respectively. The decrease in cost of sales, as a percentage of sales, was the result of implementing a new menu during the third quarter of last year resulting in an improvement in cost of sales of 4.7%.

      Operating expenses, as a percentage of total sales, were 48.3% and 48.2% for the 1999 and 1998 periods respectively.

      General and administrative expenses, as a percentage of sales, was 6.9% for the quarter ended August 1, 1999, as compared to 7.9% for the second quarter of the prior year. The decrease in general and administrative, as a percentage of total sales, is the result of reducing the dollar amount of general and administrative expenses, principally, training labor and area management expense.

      Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. Fixed assets and the related depreciation expense remained relatively constant during the current quarter as compared to a year ago.

      Interest expense was $160,045 for the quarter ended August 1, 1999 as compared to $173,476 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. While the interest rate has remained relatively constant the amount of short and long-term debt has decreased. Accordingly interest expense is lower.

      The Company incurred noncash expenses of $24,460 for the 1999 and 1998 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

Six Months Ended August 1, 1999 Compared to Six Months Ended July 26, 1998.

      For the six months ended August 1, 1999, sales were $9,060,230 as compared to sales of $10,511,158 for the first six months of the prior year. The Company operated twelve Amarillo Mesquite Grills as of August 1, 1999, as compared to eleven Amarillo Mesquite Grills and one Cotton Patch Cafe as of July 26, 1998. The decrease in sales can be attributed to several factors including increased competition in most markets and due to comparing current sales levels with high opening sales volumes of a year ago from new restaurants.

      Cost of sales, as a percentage of total sales, was 34.4% and 38.5% for the 1999 and 1998 periods respectively. The decrease in cost of sales, as a percentage of total sales, was the result of implementing a new menu during the third quarter of last year resulting in an improvement in cost of sales of 4.l%.

      Operating expense, as a percentage of total sales, was 47.9% and 47.6% for the 1999 and 1998 periods respectively.

      General and administrative expense, as a percentage of total sales was 6.8% for the six months ended August 1, 1999, as compared to 7.7% for the first six months of the prior year. The decrease in general and administrative expense is the result of reducing the dollar amount of certain expenses, principally training labor and area management expense.

      Depreciation and amortization is directly related to the acquisition and disposition of fixed assets.

      Interest expense was $320,398 for the six months ended August 1, 1999, as compared to $332,602 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. While the interest rate has remained relatively constant the amount of short and long-term debt has decreased. Accordingly interest expense is lower.

Liquidity and Capital Resources

      The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds principally from long term debt. On August 1, 1999 and January 31, 1999, the Company had an excess of current liabilities over current assets of $2,444,775 and $2,939,517, respectively. Management anticipates being able to sustain the current level of trade payable financing and higher cash flow from operations in fiscal 2000 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 2000 as they come due. Cash flow from operations was $433,037 in the second quarter of fiscal 2000 compared to cash flow of $367,414 in the second quarter of fiscal 1999.

      In June 1999, the Company negotiated with its bank to make interest-only payments on approximately one-half of its long-term debt through September 1999. Commencing on October 15, 1999, the Company will begin making principal payments on all bank debt.

      On May 12, 1998, the President of the Company loaned the Company $250,000 to fund construction cost overages. The note was an unsecured 10% demand note due January 1, 1999 which has been renewed with a due date of January 1, 2000. Although the Company's President has made loans to the Company in the past, there is no assurance that he will make additional loans in the future.

      Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for operations are not significant.

      The Company plans to continue expansion of the Amarillo Mesquite Grill concept in fiscal 2000. The Company intends to lease existing restaurant properties which are suitable for conversion to the Amarillo Mesquite Grill concept. It is expected that each conversion will require approximately $300,000 to $700,000 for equipment and remodel costs. A ground-up proto-type restaurant will cost approximately $1.3 million for the land, building and equipment. The Company is holding discussions with an investment banking firm regarding a private placement of convertible securities which would enable the Company to open approximately eight to ten new Amarillo Grill restaurants. The Company has no commitments for financing at this time.
In order for the Company to meet its expansion goals for fiscal 2000, it will need to raise additional funds through debt or equity instruments, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

Year 2000

       The "Year 2000 Issue" is the result of manufactured equipment and computer programs using two digits rather than four to define the applicable year. If the Company's equipment and computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, generate invoices or engage in similar normal business practices.

       The Company has almost completed its assessment of the Year 2000 impact for both information technology ("IT") and Non-IT systems. In regard to IT systems, the Company has identified the following as the main areas of Year 2000 focus: payroll systems, financial systems, and register systems. Register systems are the point-of-sale systems used within each restaurant to accumulate employee hours worked and as an order entry system from the server to the kitchen.

       The Company does not rely heavily on internal computer technology. While the Company believes it is taking all appropriate steps to assure
Year 2000 compliance, it is dependent on key vendor compliance. The Company maintains an outsourcing agreement for its payroll and financial systems and has been advised that its outsourcer is capable of processing the Year 2000. Three of the Company's restaurants operate on a different point of sale system that has not been assessed. The restaurants' point-of-sale system for all remaining restaurants is believed to be 2000 compliant. In addition, as part of our normal operating procedure, each restaurant has been supplied with a so called "crash kit" containing the tools necessary to do manually what our point-of-sale system does electronically.

       In addition to the above IT systems, the Company has identified the following as the primary Non-IT systems subject to the Year 2000 Issue: ovens, alarms, proofers, HVAC-Freezers, and safes. The Company is currently in contact with vendors in order to assess the potential impact. Based on initial review the Company believes the potential impact of the Year 2000
Issue pertaining to Non-IT systems to be minor.

       Since the Company does not rely heavily on internal computer technology the cost of addressing the Year 2000 Issue has been nominal to date.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 28, 1999, the Company held it's Annual Meeting of stockholders. The only matter voted upon at such meeting was the election of directors. The following Directors were re-elected to serve on the Board of Directors:

                                        FOR        WITHHELD
         Chris F. Hotze              6,806,590       2,050
         Linn F. Hohl                6,808,590          50
         C. Howard Wilkins, Jr.      6,808,590          50
         Alan Bundy                  6,808,590          50

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



                                      AMARILLO MESQUITE GRILL INC.
                                             (Registrant)




Date    August 20, 1999               /s/LINN F. HOHL
                                         Linn F. Hohl - Vice President
                                                         of Finance,
                                                         Secretary and
                                                         Treasurer