Form 10-Q
period 1999-10-31
AMARILLO MESQUITE GRILL INC
filed 1999-12-13
CIK 727089

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended October 31, 1999

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

     As of October 31, 1999, 8,301,095 shares of common stock $.01 par value were outstanding.

                      PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        AMARILLO MESQUITE GRILL, INC.
                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS             October 31     January 31
                                                       1999           1999
Current assets:
   Cash                                            $  663,371     $  214,513
   Accounts receivable                                 39,130         16,912
   Inventories                                        137,553        140,414
   Prepaid expenses and other current assets          175,758        144,950
      Total current assets                          1,015,812        516,789

Property and equipment:
   Buildings                                        1,108,129      1,107,429
   Leasehold improvements                           2,699,946      2,559,658
   Equipment and fixtures                           4,920,542      4,737,724
   Leased property under capital lease              1,234,626      1,234,626
                                                    9,963,243      9,639,437
   Less: accumulated depreciation and amortization  2,785,200      2,172,730
                                                    7,178,043      7,466,707

Other assets:
   Cost in excess of net tangible assets of
    purchased business, net of amortization
    of $242,799 and $188,184                          704,212        758,827
   Deposits and other                                  40,727         39,187
                                                      744,939        798,014

                                                   $8,938,794     $8,781,510

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current notes payable                            $  250,000     $  550,000
   Current portion of long term debt                   96,433      1,020,795
   Current portion of obligation under capital lease   40,383         40,383
   Accounts payable                                   948,446        921,831
   Accrued payroll                                    186,895        140,551
   Other accrued liabilities                          637,174        782,746
      Total current liabilities                     2,159,331      3,456,306

Long-term debt, less current portion                6,138,640      5,164,077
Obligation under capital lease, less current
   portion                                            975,855      1,006,142
Advances from affiliate                                  -            81,587

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, authorized
      10,000,000 shares, none issued                     -              -
   Common stock, $.01 par value, authorized
      20,000,000 shares, issued 8,301,095 shares
      at October 31, 1999 and 7,705,895 at
      January 31, 1999                                 83,011         77,059
   Additional paid-in capital                       7,499,162      6,807,214
   Accumulated deficit                             (7,647,205)    (7,540,875)
   Treasury stock, 60,000 shares of common stock
      at cost                                      (  270,000)    (  270,000)
      Total stockholders' equity (deficit)         (  335,032)    (  926,602)

                                                   $8,938,794     $8,781,510

[FN]

              See accompanying notes to financial statements.

                                    AMARILLO MESQUITE GRILL, INC.
                                      STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                         Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                       October 31    October 25      October 31     October 25
                                          1999          1998            1999           1998
Net sales                              $4,353,939    $5,048,622     $13,414,169    $15,559,780

Costs and expenses:
   Cost of goods sold                   1,533,171     1,871,514       4,651,218      5,920,546
   Operating expenses                   2,213,648     2,524,031       6,554,202      7,528,677
   Depreciation and amortization          225,628       221,263         667,085        637,472
   General and administrative             340,509       379,089         957,990      1,193,116
                                        4,312,956     4,995,897      12,830,495     15,279,811

Operating income                           40,983        52,725         583,674        279,969

Other income (expense)
   Interest expense                      (161,226)     (171,902)       (481,624)      (504,504)
   Related party transaction-
     noncash expense from issuance
     of stock options pursuant to
     debt guarantees                     ( 24,460)     ( 24,460)       ( 73,380)      ( 73,380)
   Provision for litigation settlement   (135,000)                     (135,000)
                                         (320,686)     (196,362)       (690,004)      (577,884)


Loss before income taxes                 (279,703)     (143,637)       (106,330)      (297,915)
Provision for income taxes                   -             -               -              -


Net Loss                               $ (279,703)   $ (143,637)    $  (106,330)   $  (297,915)


Net loss per common share-
   Basic and diluted                   $     (.03)   $     (.02)    $      (.01)   $      (.04)


Average shares outstanding-
   Basic and diluted                    8,056,668     7,682,728       7,866,450      7,613,571


[FN]
                                See accompanying notes to financial statements.
                                                       3

                          AMARILLO MESQUITE GRILL, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Thirty Nine Weeks Ended
                                                           October 31    October 25
                                                              1999          1998
Cash flows from operating activities:
   Net Loss                                                $( 106,330)  $(  297,915)
   Adjustments to reconcile net earnings
      to net cash provided by operating activities:
      Depreciation and amortization                           667,085       637,472
      Changes in assets and liabilities
        (Increase) decrease in accounts receivable          (  22,218)       11,245
         (Increase) decrease in inventories                     2,861    (      886)
        (Increase) decrease in prepaid expenses and
           other current assets                             (  30,808)   (   50,482)
         Increase (decrease) in accounts payable               26,615       143,881
         Increase (decrease) in accrued expenses            (  99,228)   (   21,522)
      Noncash expense from issuance of stock
        options pursuant to debt guarantees                    73,380        73,380
      Other net                                             (   1,540)   (    5,320)

            Cash provided by (used in) operating activities   509,817       489,853

Cash flows from investing activities:
   Purchase of property and equipment                       ( 323,806)   (1,041,958)
            Cash used in investing activities               ( 323,806)   (1,041,958)

Cash flows from financing activities:
   Sale of common stock                                       645,520        39,020
   Short-term borrowings                                         -          628,048
 Repayment of long-term borrowings
      and capital lease obligations                         ( 361,673)   (  308,354)
            Cash provided by financing activities             262,847       358,714

Increase in cash                                              448,858    (  193,391)
Cash at beginning of period                                   214,513       563,836

Cash at the end of period                                  $  663,371   $   370,445

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $  481,674   $   504,504

   Cash paid for income taxes                              $     -             -


[FN]
                             See accompanying notes to financial statements.
                                                    4

                         AMARILLO MESQUITE GRILL, INC.
                         Notes to Financial Statements
                                   (Unaudited)


                               October 31, 1999


(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended January 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 23, 1999.

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

     Options to purchase common stock were not included in the computation of diluted earnings (loss) per common share because the Company had a net loss available to common stockholders and the inclusion of such options would be antidilutive. As of October 31, 1999, there are 1,293,950 options outstanding at a weighted average exercise price of $2.37 which may become dilutive in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Three Months Ended October 31, 1999 Compared to Three Months Ended October 25, 1998.

     For the three months ended October 31, 1999, sales were $4,353,939 as compared to sales of $5,048,622 for the third quarter of the prior year. As of October 31, 1999, the Company operated thirteen Amarillo Mesquite Grills as compared to twelve Amarillo Mesquite Grills and one Cotton Patch Cafe as of October 25, 1998. The decrease in sales can be attributed to several factors including increased competition in most markets and due to comparing current sales levels with high opening sales volumes of a year ago from new restaurants.

     Cost of sales, as a percentage of total sales, was 35.2% and 37.1% for the 1999 and 1998 periods respectively. The decrease in cost of sales, as a percentage of sales, was the result of implementing a new menu during the third quarter of last year resulting in an improvement in cost of sales of 1.9%.

     Operating expenses, as a percentage of total sales, were 50.8% and 50.0% for the 1999 and 1998 periods respectively.

     General and administrative expenses, as a percentage of sales, was 7.8% for the quarter ended October 31, 1999, as compared to 7.5% for the third quarter of the prior year.

     Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. Fixed assets and the related depreciation expense remained relatively constant during the current quarter as compared to a year ago.

     Interest expense was $161,226 for the quarter ended October 31, 1999 as compared to $171,902 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. While the interest rate has remained relatively constant the amount of short and long-term debt has decreased. Accordingly interest expense is lower.

     The Company incurred noncash expenses of $24,460 for the 1999 and 1998 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

     Historically the third quarter of the year is the weakest of the year in terms of sales and earnings and this year was no exception. For the third quarter ended October 31, 1999, the Company reported a loss of $279,703, or three cents per common share, as compared to a loss of $143,637, or two cents per common share, for the third quarter of the prior year.

     However, included in the loss for the current quarter is a one-time provision for lawsuit settlement in the amount of $135,000 resulting from a sexual harassment suit filed against our Company as a result of the actions of a former restaurant manager. In addition, the Company incurred approximately $70,000 in pre-opening expense and first month loss relating to the opening of our thirteenth Amarillo Mesquite Grill.

Nine Months Ended October 31, 1999 Compared to Nine Months Ended October 25,
1998.

     For the nine months ended October 31, 1999, sales were $13,414,169 as compared to sales of $15,559.780 for the first nine months of the prior year. The Company operated thirteen Amarillo Mesquite Grills as of October 31, 1999, as compared to twelve Amarillo Mesquite Grills and one Cotton Patch Cafe as of October 25, 1998. The decrease in sales can be attributed to several factors including increased competition in most markets and due to comparing current sales levels with high opening sales volumes of a year ago from new restaurants.

     Cost of sales, as a percentage of total sales, was 34.7% and 38.1% for the 1999 and 1998 periods respectively. The decrease in cost of sales, as a percentage of total sales, was the result of implementing a new menu during the third quarter of last year resulting in an improvement in cost of sales of 3.4%.

     Operating expense, as a percentage of total sales, was 48.9% and 48.4% for the 1999 and 1998 periods respectively.

     General and administrative expense, as a percentage of total sales was 7.1% for the nine months ended October 31, 1999, as compared to 7.7% for the first nine months of the prior year. The decrease in general and administrative expense is the result of reducing the dollar amount of certain expenses, principally training labor and area management expense.

     Depreciation and amortization is directly related to the acquisition and disposition of fixed assets.

     Interest expense was $481,624 for the nine months ended October 31, 1999, as compared to $504,504 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. While the interest rate has remained relatively constant the amount of short and long-term debt has decreased. Accordingly interest expense is lower.

Liquidity and Capital Resources

     The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds principally from long term debt.
On October 31, 1999 and January 31, 1999, the Company had an excess of current liabilities over current assets of $1,143,519 and $2,939,517, respectively. Management anticipates being able to sustain the current level of trade payable financing and higher cash flow from operations in fiscal 2000 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 2000 as they come due. Cash flow from operations was $509,817 for the first nine months of fiscal 2000 compared to cash flow of $484,853 for the first nine months of fiscal 1999.

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

     The Company plans to continue expansion of the Amarillo Mesquite Grill concept in fiscal 2000. The Company intends to lease existing restaurant properties which are suitable for conversion to the Amarillo Mesquite Grill concept. It is expected that each conversion will require approximately $300,000 to $700,000 for equipment and remodel costs. A ground-up proto-type restaurant will cost approximately $1.3 million for the land, building and equipment. In order to fund this expansion, the Company completed a private placement of restricted common stock on September 17, 1999 in the amount of $600,000. In addition, the Company renegotiated the repayment terms on approximately $6.0 million of bank debt to provide for interest only payments for a period of eighteen months commencing October 15, 1999 and ending
April 15, 2001. This refinancing will allow the Company to use its cash flow to develop additional restaurants that would otherwise be used to reduce bank debt. Management views this as a way to continue our growth, that should result in increased earnings and cash flow, but do so without increasing our bank debt.

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



Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         Not Applicable.

                                 SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMARILLO MESQUITE GRILL INC.
                                        (Registrant)




Date   December 6, 1999         /s/LINN F. HOHL
                                 Linn F. Hohl - Vice President
                                                  of Finance,
                                                  Secretary and
                                                  Treasurer