Form 10-K
period 2000-01-30
AMARILLO MESQUITE GRILL INC
filed 2000-04-28
CIK 727089

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Fiscal Year Ended January 30, 2000

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

Insert by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 1, 2000, 8,241,095 common shares (not including 60,000 shares held as treasury stock) were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares ($.88) as of such date on the OTC Bulletin Board) of Amarillo Mesquite Grill, Inc. held by non-affiliates was approximately $2,424,810 (For purposes of this valuation "affiliates" are the officers, directors and 5% shareholders of the Company.)

                       DOCUMENTS INCORPORATED BY REFERENCE:

             Proxy Statement for the fiscal year ended January 30, 2000
                      (Items 10, 11, 12 and 13 of PART III)

                          AMARILLO MESQUITE GRILL, INC.


                           Annual Report on Form 10-K
                   For the Fiscal Year Ended January 30, 2000


PART I.                                                                PAGE

Item 1.   Business                                                       1
Item 2.   Properties                                                     5
Item 3.   Legal Proceedings                                              6
Item 4.   Submission of Matters to a Vote of Security Holders            6

PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                            7
Item 6.   Selected Financial Data                                        8
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
                                                                         12
Item 8.   Financial Statements and Supplementary Data                    12
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                            12

PART III.

Item 10.  Directors and Executive Officers of the Registrant             13
Item 11.  Executive Compensation                                         13
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                     13
Item 13.  Certain Relationships and Related Transactions                 13

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                    14

Signatures                                                               16

Financial Statements                                                    F-1

                                   PART I


Item 1.  BUSINESS

A)  General Development of Business.

Amarillo Mesquite Grill, Inc. (the "Company") operates fourteen Amarillo Mesquite Grill restaurants in Kansas,
Oklahoma, Missouri and Arkansas.  Amarillo Mesquite
Grill restaurants offer a casual dining environment serving prime rib, steaks, chicken and seafood grilled over mesquite wood. The Company intends to focus its business activities on the development of additional
Amarillo Mesquite Grill restaurants.

On June 17, 1996, the Company acquired the assets of the Amarillo Mesquite Grill restaurant chain from Homestead
West, Inc. and Amagril, Inc. for 1,000,000 shares of the Company's restricted common stock and cash in the amount of $1,500,000. The Amarillo Mesquite Grill restaurant chain consisted of four restaurants at the date of purchase: two located in Wichita, Kansas, one located in Hutchinson, Kansas and one located in Overland Park, Kansas. Since the date of this acquisition, the Company has converted seven of its Cotton Patch Cafe restaurants to Amarillo Mesquite Grill restaurants, converted three other buildings to Amarillo Mesquite Grill restaurants, constructed a prototype Amarillo Mesquite Grill restaurant and closed one location upon termination of the lease term.

During fiscal 2000, the Company opened new restaurants in Topeka, Kansas and McAlester, Oklahoma.

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

The following table sets forth the location and opening or acquisition date of the Company's
Amarillo Mesquite Grill restaurants currently in operation:

                              DATE OPENED
LOCATION                      OR PURCHASED
Wichita, Kansas #1            June 17, 1996
Wichita, Kansas #2            June 17, 1996
Hutchinson, Kansas            June 17, 1996
Ponca City, Oklahoma          December 9, 1996
Rogers, Arkansas              February 17, 1997
Salina, Kansas                April 21, 1997
Springfield, Missouri         June 23, 1997
Enid, Oklahoma                August 1, 1997
Muskogee, Oklahoma            November 12, 1997
Wichita, Kansas #3            January 14, 1998
Manhattan, Kansas             February 2, 1998
Bartlesville, Oklahoma        July 27, 1998
McAlester, Oklahoma           September 5, 1999
Topeka, Kansas                December 3, 1999


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

iv)  Trademarks.

The Company acquired two service marks registered with the United States Patent and Trademark Office for the words
"Amarillo Grill." Both of these registrations expire in January 2005, however, they are subject to renewal. The
Company has also obtained from the United States Patent and Trademark Office a registration for the words "Amarillo
Mesquite Grill" which expires in May 2009. The Company considers all of these service marks to contribute significantly to its operations.

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

Not Applicable

xii)  Compliance with Environmental Regulation.

Not Applicable

xiii)  Employees.

As of April 1, 2000, the Company employed approximately 660 persons, including 10 administrative, 60 managerial, 250 full-time and 340 part-time restaurant employees.

D)  Financial Information About Foreign and Domestic Operations and Export
    Sales.

Not Applicable

Item 2.  PROPERTIES

The Company's principal executive office is located at 302 North Rock Road, Suite 200, Wichita, Kansas 67206. This office space is leased from an unrelated third party.

The land and buildings for the Company's fourteen restaurants are leased pursuant to long-term leases with unrelated third parties. The initial lease terms are for a period of three to twenty years with provisions for two additional five year extensions. The Company pays minimum annual rentals for the land and building of each restaurant in amounts ranging from approximately $33,000 to $129,128. In some cases, the rental rates escalate in accordance with sales volume in excess of specified amounts. Each lease obligates the Company to pay the real estate taxes and utilities applicable to the particular location, to maintain casualty and liability insurance, and to keep the property in general repair.

The Company currently operates fourteen Amarillo Mesquite Grill restaurants which encompass approximately 4,000 to 6,000 square feet. These restaurants seat approximately 140 to 280 persons and have on-site parking for an average of 70 cars. Typical capital costs for a restaurant facility are approximately $400,000 for land, $600,000 for the building and $300,000 for equipment and furnishings. The Company has historically leased the land and buildings used pursuant to long-term lease arrangements.

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
July 26, 1998                     5 3/8           2 7/8
October 25, 1998                  4 3/8           2 1/2
January 31, 1999                  2 1/4           15/16


                                      Bid Price
Quarter Ended                    High            Low

May 2, 1999                       2 5/8           1 3/8
July 25, 1999                     1 13/16         1 1/4
October 31, 1999                  1 5/16          3/4
January 30, 2000                  1 7/32          7/8


B)  Holders of Company's Common Stock.

The number of holders of record of the Company's common stock as of January 30, 2000, was approximately 450, as determined by an examination of the Company's transfer book. However, because a number of shares of stock are held in "street name," the actual number could not be determined more precisely.

C)  Dividends.

The Company has not paid dividends to its stockholders since its inception. For the foreseeable future, it is anticipated that any earnings which may be generated from operations of the Company will be used to finance the growth of the Company, and that dividends will not be paid to stockholders.

Item 6.                                    SELECTED FINANCIAL DATA

Years Ended            January 30,    January 31,    January 25,    January 26,  January 28,
                          2000           1999           1998           1997           1996
Operating Data:
  Net sales           $18,355,305    $20,509,882    $16,022,471    $14,185,898    $10,668,573
  Net loss            $  (369,097)      (490,039)    (1,270,293)    (1,586,275)      (175,341)
  Net loss per share  $      (.05)   $      (.06)          (.18)          (.24)          (.03)

Balance Sheet Data:
  Current assets      $   768,758    $   516,789    $   965,335    $   700,560    $   420,691
  Property and
    equipment           7,377,764      7,466,707      7,442,598      4,601,807      4,041,077
  Other assets            726,929        798,014        873,408      1,155,327        310,012

  Total assets        $ 8,873,451    $ 8,781,510    $ 9,281,341    $ 6,457,694    $ 4,771,780


  Current liabilities $ 2,572,100    $ 3,456,306    $ 3,198,960    $ 2,931,011    $ 1,228,909
  Long-term debt,
    less current
    portion             5,904,586      5,164,077      5,618,279      1,506,421        332,475
  Obligation under
    capital leases,
    less current
    portion               961,104      1,006,142      1,046,525      1,500,618      1,457,062
  Advances from
    affiliates                  -         81,587              -              -              -
  Deferred credits              -              -              -          6,789         24,204
  Stockholders' equity
    (deficit)            (564,339)     ( 926,602)     ( 582,423)       512,855      1,729,130

  Total liabilities
    and stockholders'
    equity (deficit)  $ 8,873,451   $  8,781,510    $ 9,281,341    $ 6,457,694    $ 4,771,780


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Effective March 24, 1997, the Company sold to Red Apple Corporation all of the assets of the eight Grandy's restaurants owned and operated by the Company. Red Apple Corporation is owned by five individuals, three which are officers and directors of the Company. The consideration received for these assets consisted of $435,000 in cash. Red Apple Corporation also assumed the lease obligations associated with these restaurants. The Company recognized a gain of $249,536 on this disposition. The sales price was computed as three times the prior year's store level earnings before overhead or administrative expenses, plus inventories and cash on hand.

During fiscal 1998, the Company wanted to continue the development of new restaurants but did not have the borrowing capacity or the cash flow required to open new units. As a result, the Company had to explore creative ways to continue growth. Consequently, on September 11, 1997, the Company and four of its stockholders formed AMG, Inc., a Kansas corporation, to develop and own three Amarillo Grill restaurants. This transaction with AMG Inc. provided that the investor group would receive a 52% ownership interest in AMG, Inc.
in return for providing financing for the construction of the three restaurants and the Company would receive a 48% interest for developing and managing the restaurants.

The accounts and operations of AMG, Inc. have been consolidated with the Company as entities under common control for the year ended January 25, 1998. The Company included the amount of AMG, Inc.'s loss otherwise attributable to the stockholders who own the 52% interest in AMG, Inc., $166,652, in the consolidated financial statements as of January 25, 1998 because such loss exceeded the capital investment made by these stockholders and they were under no obligation to provide additional capital to AMG, Inc.

Effective February 23, 1998, the Company purchased the remaining shares of AMG, Inc. by issuing 450,000 shares of the Company's common stock in a transaction accounted for similar to pooling. The purchase price was computed as three and one-half times estimated store level cash flow. The interest in AMG, Inc. acquired by the Company had no book value after consideration of the losses absorbed by the Company in fiscal 1998. Accordingly, this transaction resulted in no additional assets or liabilities being established, and consolidated stockholders' equity reflected the issuance of the shares of common stock at par value, with an offsetting reduction to additional paid-in capital. Effective September 21, 1998, AMG, Inc. was merged into the Company and the separate existence of AMG, Inc. ceased.

Results of Operations

For the year ended January 30, 2000, sales were $18,355,305 as compared to $20,509,882 and $16,022,471 for fiscal 1999 and 1998 respectively. The following schedule represents a summary of the restaurants operated by the Company during the three year period ending January 30, 2000.


                                      Cotton        Amarillo
                        Grandy's     Patch Cafe       Grill       Total
January 26, 1997           8              5             5           18
  Sold                    (8)             -             -           (8)
  Converted                -             (3)            3            -
  Opened                   -              -             3            3

January 25, 1998           -              2            11           13
  Opened                                                1            1
  Closed                                               (1)          (1)
  Converted                -             (1)            1            -
January 31, 1999           -              1            12           13
  Opened                   -              -             1            1
  Converted                -             (1)            1            -
January 30, 2000           -              -            14           14


Cost of sales, as a percentage of total sales, was 34.7%, 37.2% and 37.7% for fiscal 2000, 1999 and 1998 respectively. The decrease in cost of sales from fiscal 1999 to fiscal 2000, as a percentage of sales, was the result of implementing a new menu with more cost effective entrees resulting in an improvement in cost of sales of 2.5%.

Operating expenses include all direct and indirect labor costs incurred at the store level and all other store level operating costs, the major component of which are operating supplies, rent, repairs and maintenance, advertising, utilities and other occupancy costs. Operating expenses, as a percentage of total sales, were 49.9%, 49.1% and 53.4% for fiscal 2000, 1999 and 1998 respectively. The decrease in operating expense from fiscal 1998 to fiscal 1999, as a percentage of total sales, is the result of operating more Amarillo Mesquite Grills which have higher sales volumes and lower operating costs, than the Grandy's and the Cotton Patch Cafes' which have been disposed of or converted.

General and administrative expenses include area management personnel and recruiting and training expenses relating to the development of management personnel for future restaurants as well as home office costs for administration, accounting, support personnel, rent and other costs of maintaining a central office. General and administrative expenses, as a percentage of total sales, were 7.6%, 7.9% and 10.5% for fiscal 2000, 1999 and 1998 respectively. The decrease in general and administrative expenses from fiscal 1998 to fiscal 1999, as a percentage of sales, can be attributed to a reduction in recruiting and training costs.

Depreciation and amortization is directly related to the acquisition or disposition of fixed assets. The increase in depreciation and amortization from fiscal 1998 to fiscal 2000 is the result of a greater investment in property and equipment and therefore increased depreciation and amortization.

Interest expense for fiscal 2000, 1999 and 1998 was $642,724, $689,535 and $511,531 respectively. Interest expense is directly related to the amount of borrowings and the interest rate.

The Company incurred noncash expenses of $97,840 in fiscal 2000, 1999 and 1998, respectively related to the issuance of stock options pursuant to debt guarantees as disclosed in note 5 to the financial statements.

As of January 30, 2000, the Company has federal net operating loss carryforwards for income tax purposes of approximately $7,736,000 which, if not used, will expire $554,000 in fiscal 2001, $984,000 in fiscal 2002, $1,193,000 in fiscal 2003, $434,000 in fiscal 2004, $134,000 in fiscal 2005,
$6,000 in fiscal 2006, $180,000 in fiscal 2008, $45,000 in fiscal 2009,
$114,000 in fiscal 2011, $1,524,000 in fiscal 2012, $1,706,000 in fiscal 2013,
$567,000 in fiscal 2014, and $295,000 in fiscal 2020.

The Company's loss for the current year ended January 30, 2000, can in part be attributed to a lawsuit settlement including legal fees in the amount of $122,240 resulting from a sexual harassment suit filed against our Company as a result of the actions of a former restaurant manager. The Company currently has insurance coverage to cover such incidents. In addition, the Company incurred approximately $114,000 in preopening expense and first month loss relating to the opening of two restaurants and an operating loss of approximately $102,000 relating to two closed restaurants which were disposed of prior to year end.

Liquidity and Capital Resources

The Company's primary sources of funds to finance its business have been its cash flow from operations and, principally during the past three years, proceeds from long-term debt. On January 30, 2000 and January 31, 1999, the Company had an excess of current liabilities over current assets of $1,803,342 and $2,939,517, respectively. Cash flow from operations was $762,797 and $712,385 for fiscal 2000 and 1999 respectively, compared to cash flow used in operations of $626,911 for the year ended January 25, 1998. Management anticipates higher cash flow from restaurant operations in fiscal 2001 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 2001 as they come due.

On May 12, 1998, the President of the Company loaned the Company $250,000 to fund construction cost overages. The note was an unsecured 10% demand note due January 1, 1999. As of January 30, 2000, the note had a balance of $224,000 and has been renewed with a due date of January 3, 2001. Although the Company's President has made loans to the Company in the past, there is no assurance that he will make additional loans in the future.

Substantially all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

Additions to property and equipment and the acquisition of restaurants represent the single largest use of funds by the Company. The expenditures are primarily made for the purchase and development of new restaurants. Capital expenditures were $772,851 for the year ended January 30, 2000, compared to $1,390,636 for the year ended January 31, 1999. These capital expenditures have resulted in an increase in property and equipment and a decrease in working capital.

During the year ended January 30, 2000, three major shareholders purchased 517,242 shares of restricted common stock at market value of $1.16 per share for a total consideration of $600,000. These funds were used to open two new restaurants.

The Company plans to continue expansion of the Amarillo Mesquite Grill concept in fiscal 2001. The Company intends to lease existing restaurant properties which are suitable for conversion to the Amarillo Mesquite Grill concept. It is expected that each conversion will require approximately $300,000 to $500,000 for equipment and remodel costs. A ground-up proto-type restaurant would cost approximately $1,300,000 for land, building and equipment. The Company has no commitments for financing at this time. In order for the Company to meet its expansion goals for fiscal 2001, it will need to raise additional funds through debt or equity instruments, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

The Company has restructured its long-term bank debt to provide for interest only payments through April 15, 2001. The purpose of the restructuring is to use cash flow to open additional restaurants that would otherwise be used to retire long term debt. Management views this as a way to continue our growth, that should result in increased future earnings and cash flow, but do so without increasing bank debt.

This report contains certain forward-looking statement, including those relating to the opening of additional restaurants and planned capital expenditures. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, actual results could differ materially from such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that objectives and plans of the Company will be achieved.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 2000 Annual Meeting of Stockholders under the section entitled "Election of Directors" and under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and these portions of such Proxy Statement are herein incorporated by reference.

Item 11.  EXECUTIVE COMPENSATION

The information relating to this Item is included in the Company's Annual Proxy Statement for the 2000 Annual Meeting of Stockholders under the section entitled "Executive Compensation" and "Directors' Fees" and these portions of such Proxy Statement are herein incorporated by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 2000 Annual Meeting of Stockholders under the section entitled "Principal Holders of Securities" and that portion of such Proxy Statement is herein incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to this Item is included in the Company's Annual Proxy Statement for the 2000 Annual Meeting of Stockholders under the section entitled "Certain Relationships and Related Transactions" and that portion of such Proxy Statement is herein incorporated by reference.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A)  Documents Filed as a Part of this Report.

i)  Financial Statements

See "Index to Financial Statements" on Page F-1 of this Report

ii)  Financial Statement Schedules

Not Applicable

iii)  Exhibits

See Item 14(c), "Exhibits" below.

B)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended January 30, 2000.

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

10.1 1994 Incentive Stock Option Plan (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended January 31, 1995 and such exhibit is hereby incorporated by reference).*

10.2 1997 Incentive Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement dated April 23, 1997 and such exhibit is hereby incorporated by reference).*

10.3 Promissory Note dated January 3, 2000 between the Company and Chris F. Hotze (filed herewith).

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

                                              AMARILLO MESQUITE GRILL, INC.
                                                  /s/ Chris F. Hotze
                                              By: _____________________________
                                                  Chris F. Hotze, President

Date:    April 20, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of the Registrant and in the capacities and on the date indicated.


Signature                          Title                      Date



/s/Chris F. Hotze                  President, Chairman of     April 20, 2000
Chris F. Hotze                     the Board and Director
                                   (Principal Executive
                                   Officer)


/s/Linn F. Hohl                    Vice President of          April 20, 2000
Linn F. Hohl                       Finance, Treasurer,
                                   Assistant Secretary and
                                   Director (Principal
                                   Financial and Accounting
                                   Officer)


/s/Alan L. Bundy                   Executive Vice President   April 20, 2000
Alan L. Bundy                      and Director


/s/C. Howard Wilkins, Jr.          Director                   April 20, 2000
C. Howard Wilkins, Jr.

                        AMARILLO MESQUITE GRILL, INC.




                              TABLE OF CONTENTS



                                                                     Page

Independent Auditors' Report                                          F-2

Financial Statements:

  Balance Sheets                                                      F-4

  Statements of Operations                                            F-6

  Statements of Stockholders' Equity (Deficit)                        F-7

  Statements of Cash Flows                                            F-8

  Notes to Financial Statements                                       F-9

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Amarillo Mesquite Grill, Inc.


We have audited the accompanying balance sheets of Amarillo Mesquite Grill, Inc. as of January 30, 2000 and January 31, 1999 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Mesquite Grill, Inc. as of January 30, 2000 and January 31, 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                Allen, Gibbs & Houlik, L.C.

March 13, 2000
Wichita, Kansas

                           Independent Auditors' Report


The Board of Directors
Amarillo Mesquite Grill, Inc.:

We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows of Amarillo Mesquite Grill, Inc. for the year ended January 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Amarillo Mesquite Grill, Inc. for the year ended January 25, 1998, in conformity with generally accepted accounting principles.


                                                        KPMG LLP


Wichita, Kansas
March 20, 1998

                         AMARILLO MESQUITE GRILL, INC.
                                 BALANCE SHEETS
                     January 30, 2000 and January 31, 1999

                                     ASSETS

                                         2000               1999
CURRENT ASSETS
  Cash                              $    407,710       $    214,513
  Accounts receivable                     21,137             16,912
  Advances to affiliate                   45,655                 --
  Inventories                            169,027            140,414
  Prepaid expenses and other
    current assets                       125,229            144,950

        Total current assets             768,758            516,789


PROPERTY AND EQUIPMENT
  Buildings                            1,108,129          1,107,429
  Leasehold improvements               2,868,805          2,559,658
  Equipment and fixtures               5,145,941          4,719,724
  Transportation equipment                18,999             18,000
  Property under capital leases        1,234,626          1,234,626

                                      10,376,500          9,639,437

  Less accumulated depreciation
    and amortization                   2,998,736          2,172,730

        Total property and equipment   7,377,764          7,466,707


OTHER ASSETS
  Cost in excess of net tangible
    assets of purchased businesses,
    net of accumulated amortization
    of $261,004 and $188,184             686,007            758,827
  Deposits and other                      40,922             39,187

        Total other assets               726,929            798,014

        Total assets                $  8,873,451       $  8,781,510


                    LIABILITIES AND STOCKHOLDERS' DEFICIT


                                         2000               1999
CURRENT LIABILITIES
  Note payable                      $    270,912       $    300,000
  Note payable, related party            224,000            250,000
  Current portion of long-term debt       36,075          1,020,795
  Current portion of obligations
    under capital leases                  45,038             40,383
  Accounts payable                     1,029,247            921,831
  Accrued payroll                        225,674            140,551
  Other accrued liabilities              741,154            782,746

        Total current liabilities      2,572,100          3,456,306


LONG-TERM LIABILITIES
  Long-term debt, less current
    portion                            5,904,586          5,164,077
  Obligations under capital leases,
    less current portion                 961,104          1,006,142
  Advances from affiliate                     --             81,587

        Total liabilities              9,437,790          9,708,112


COMMITMENTS

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value,
    authorized 10,000,000 shares,
    none issued                               --                 --
  Common stock, $.01 par value,
    authorized 20,000,000 shares,
    issued 8,301,137 shares at
    January 30, 2000 and 7,705,895
    shares at January 31, 1999            83,011             77,059
  Additional paid-in capital           7,532,622          6,807,214
  Accumulated deficit                 (7,909,972)        (7,540,875)
  Treasury stock, 60,000 shares
    of common stock, at cost            (270,000)          (270,000)

        Total stockholders' deficit     (564,339)          (926,602)

        Total liabilities and
          stockholders' deficit     $  8,873,451       $  8,781,510

[FN]

                     The accompanying notes are an integral
                       part of these financial statements.


                         AMARILLO MESQUITE GRILL, INC.

                           STATEMENTS OF OPERATIONS

      Years Ended January 30, 2000, January 31, 1999 and January 25, 1998

                                     2000            1999            1998
Net sales                       $ 18,355,305    $ 20,509,882    $ 16,022,471

Costs and expenses:
  Cost of sales                     6,374,037       7,637,278       6,041,032
  Restaurant operating
    expenses                        9,163,419      10,067,446       8,550,466
  General and administrative        1,389,528       1,613,525       1,685,994
  Depreciation and amortization       934,614         894,297         655,437

        Total costs and expenses   17,861,598      20,212,546      16,932,929

        Operating income (loss)       493,707         297,336        (910,458)

Other income (expense):
  Interest expense                   (642,724)       (689,535)       (511,531)
  Gain on sales of restaurants             --              --         249,536
  Litigation expense                 (122,240)             --              --
  Non-cash expense from issuance
    of stock options to related
    parties pursuant to debt
    guarantees                        (97,840)        (97,840)        (97,840)

        Total other expense          (862,804)       (787,375)       (359,835)

        Loss before income taxes     (369,097)       (490,039)     (1,270,293)

Income taxes                               --              --              --

        Net loss                 $   (369,097)   $   (490,039)   $ (1,270,293)

Net loss per common share -
  basic and diluted              $       (.05)   $       (.06)   $       (.18)

Average shares outstanding -
  basic and diluted                 7,908,111       7,545,395       7,103,919

[FN]

                    The accompanying notes are an integral
                      part of these financial statements.


                         AMARILLO MESQUITE GRILL, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

      Years Ended January 30, 2000, January 31, 1999 and January 25, 1998

                                        Additional
                              Common      Paid-In     Accumulated     Treasury
                              Stock       Capital       Deficit         Stock      Total

Balance, January 26, 1997   $  71,414  $ 6,491,984  $ (5,780,543)  $  (270,000)  $   512,855
Contributed capital                --        9,000            --            --         9,000
Non-cash expense from
  issuance of stock
  options to related
  parties pursuant to
  debt guarantees                  --       97,840            --            --        97,840
Issuance of 42,437 shares
  of common stock pursuant
  to stock option plans           425       67,750            --            --        68,175
Net loss                           --           --    (1,270,293)           --    (1,270,293)

Balance, January 25, 1998      71,839    6,666,574    (7,050,836)     (270,000)     (582,423)
Contributed capital                --        9,000            --            --         9,000
Non-cash expense from
  issuance of stock
  options to related
  parties pursuant to
  debt guarantees                  --       97,840            --            --        97,840
Issuance of 72,000 shares
  of common stock pursuant
  to stock option plans           720       38,300            --            --        39,020
Acquisition of AMG, Inc.,
  a related party               4,500       (4,500)           --            --            --
Net loss                           --           --      (490,039)           --      (490,039)

Balance, January 31, 1999      77,059    6,807,214    (7,540,875)     (270,000)     (926,602)
Contributed capital                --        9,000            --            --         9,000
Non-cash expense from
  issuance of stock options
  to related parties pursuant
  to debt guarantees               --       97,840            --            --        97,840
Issuance of 78,000 shares of
  common stock pursuant to
  stock option plans              780       23,740            --            --        24,520
Issuance of 517,242 shares
  of common stock to related
  parties                       5,172      594,828            --            --       600,000
Net loss                           --           --      (369,097)           --      (369,097)

Balance, January 30, 2000   $  83,011  $ 7,532,622  $ (7,909,972)  $  (270,000)  $  (564,339)

[FN]
                            The accompanying notes are an integral
                             part of these financial statements.


                         AMARILLO MESQUITE GRILL, INC.

                            STATEMENT OF CASH FLOWS

      Years Ended January 30, 2000, January 31, 1999 and January 25, 1998


                                          2000          1999           1998
Cash flows from operating activities:
  Net loss                            $(369,097)   $  (490,039)   $ (1,270,293)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization     934,614        894,297         655,437
      Gain on sale of restaurants            --             --        (249,536)
      Non-cash compensation expense       9,000          9,000           9,000
      Non-cash expense from issuance
        of stock options to related
        parties pursuant to debt
        guarantees                       97,840         97,840          97,840
      Increase (decrease) in cash,
        net of effects of acquisitions
        and dispositions:
          Accounts receivable            (4,225)        32,560         (27,414)
          Advances to affiliate         (45,655)            --              --
          Inventories                   (28,613)        27,434         (19,943)
          Prepaid expenses               19,721         39,229         (47,792)
          Accounts payable              107,416        (63,262)        124,933
          Accrued expenses               43,531        170,646          60,067
          Other                          (1,735)        (5,320)         40,790
            Net cash provided by
              (used in) operating
              activities                762,797        712,385        (626,911)

Cash flows from investing activities:
  Additions to property and equipment  (772,851)    (1,390,636)     (3,563,335)
  Proceeds from sale of restaurants          --             --         428,300
            Net cash used in
              investing activities     (772,851)    (1,390,636)     (3,135,035)

Cash flows from financing activities:
  Issuance of common stock to
    related parties                     600,000             --              --
  Issuance of common stock pursuant
    to stock option plan                 24,520         39,020          68,175
  Proceeds from long-term debt               --        200,000       4,330,000
  (Repayment of) proceeds from note
    payable and note payable,
    related party                       (55,088)       550,000              --
  (Repayment of) advances
    from affiliate                      (81,587)        81,587              --
  Repayment of long-term debt and
    capital lease obligations          (284,594)      (541,679)       (400,678)
            Net cash provided by
              financing activities      203,251        328,928       3,997,497
            Increase (decrease)
              in cash                   193,197       (349,323)        235,551

Cash at beginning of year               214,513        563,836         328,285

  Cash at end of year                 $ 407,710    $   214,513    $    563,836

Cash paid during the year for:
  Interest                            $ 666,776    $   665,483    $    515,527
  Income taxes                               --             --              --

[FN]

                    The accompanying notes are an integral
                       part of these financial statements.

                         AMARILLO MESQUITE GRILL, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.  OPERATIONS

Amarillo Mesquite Grill, Inc. (the Company) owns and operates 14
Amarillo Grill restaurants in Kansas, Oklahoma, Missouri, and Arkansas. Amarillo Grill is a casual, full-service restaurant specializing in mesquite-grilled steaks.

During fiscal 1998, the Company changed the corporate name from Maverick Restaurant Corporation to Amarillo Mesquite Grill, Inc.

Effective March 24, 1997, the Company sold to Red Apple Corporation all the assets of the eight Grandy's restaurants owned and operated by the Company. Red Apple Corporation also assumed the obligations under existing leases for each restaurant location; however, in the event it defaults under the leases, the Company would be obligated to fulfill the lease commitments. Red Apple Corporation is owned by five individuals, three of which are officers and directors of the Company and one of which is a significant stockholder of the Company. The consideration received for these assets consisted of $435,000 in cash. The Company recognized a gain of $249,536 on this disposition in fiscal 1998.

On September 11, 1997, the Company and four of its stockholders formed AMG, Inc., a Kansas corporation, to develop and own three Amarillo
Grill restaurants. AMG, Inc. was owned 48% by the Company and 52% by the four stockholders as of January 25, 1998. The accounts and operations of AMG, Inc. were consolidated with the Company as entities under common control for the year ended January 25, 1998. The Company included the amount of AMG, Inc.'s loss, otherwise attributable to the stockholders who own the 52% interest in AMG, Inc., of $166,652, in the consolidated financial statements as of January 25, 1998 because such loss exceeded the capital investment made by these stockholders and they were under no obligation to provide additional capital to AMG, Inc.

Effective February 23, 1998, the Company purchased the remaining shares of AMG, Inc. by issuing 450,000 shares of the Company's common stock in a transaction accounted for similar to a pooling. The interest in AMG, Inc. acquired by the Company had no book value after consideration of the losses absorbed by the Company in fiscal 1998. Accordingly, this transaction resulted in no additional assets or liabilities being established, and stockholders' equity reflects the issuance of the shares of common stock at par value, with an offsetting reduction to additional paid-in capital. Effective September 21, 1998, AMG, Inc. was merged into the Company and the separate existence of AMG, Inc. ceased.

                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Company's fiscal year is the 52 or 53 week period ending on the last Sunday in January.

Cash - The Company maintains cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment - Property and equipment is recorded at cost. Depreciation is computed by the straight-line method based on the estimated useful life of the asset. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining lease term. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. Estimated useful lives are as follows:


        Buildings                      98 months - 20 years
        Leasehold improvements                 3 - 20 years
        Equipment and fixtures                 5 - 10 years
        Autos                                       3 years
        Property under capital leases              20 years


Impairment of Long-lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. A two-year history of restaurant operating losses is used as a primary indicator of potential impairment. Recoverability of assets to be held and used is measured on a restaurant-by-restaurant basis through comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. No assets are considered impaired at January 30, 2000. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets - Cost in excess of net tangible assets of purchased businesses is amortized on a straight-line basis over the remaining lives of the building leases. The Company periodically assesses the recoverability of intangible assets on a restaurant-by-restaurant basis by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. No intangible assets were considered impaired at January 30, 2000. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

Pre-Opening Costs - Pre-opening costs are charged to operations as incurred.

Advertising - The Company expenses advertising costs as incurred.
Advertising expense was $293,987, $287,949, and $366,097 during fiscal years 2000, 1999, and 1998, respectively.

Income Taxes - Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards; deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Use of Estimates - The preparation of financial statements requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) disclosures such as contingencies, and (3) the reported amounts of revenues and expenses included in such financial statements. Actual results could differ from those estimates.

Net Earnings Per Share -The Financial Accounting Standards Board has issued SFAS No. 128, Earnings Per Share, which replaces the prior accounting standard regarding computation and presentation of earnings per share. SFAS No. 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. The Company adopted SFAS No. 128 as of January 25, 1998 and, accordingly, earnings per share data for all periods presented has been computed in accordance with the Statement. The adoption of SFAS No. 128 had no impact on the Company's previously reported loss per share data.

                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Options to purchase common stock were not included in the computation of diluted earnings (loss) per common share because the Company had a net loss available to common stockholders and the inclusion of such options would be antidilutive. As of January 30, 2000, there are 1,277,937 options outstanding at a weighted average exercise price of $2.04 that may become dilutive in the future. As of January 31, 1999, there were 1,289,453 options outstanding at a weighted average exercise price of $2.48. As of January 25, 1998, there were 1,273,613 options outstanding at a weighted average exercise price of $2.11.

Stock Awards - The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. In addition, SFAS No. 123, Accounting for Stock-Based Compensation, requires that pro forma net income and pro forma income per share disclosures for employee stock option grants made in fiscal years that begin after December 15, 1994 be provided as if the fair-value-based cost measurement method defined in SFAS No. 123 had been applied.

The Company accounts for its stock options issued to persons other than employees in accordance with the provisions of SFAS No. 123. As such, expense is determined on the date of grant and is charged to operations over the period the services are provided, based on the fair-value-based cost measurement method defined in SFAS No. 123 (see Note 6).


3.  RELATED PARTY TRANSACTIONS

The Company shares office space and certain administrative employees with companies owned in part by certain stockholders of the Company. Rent expense, utilities, and other office expenses are allocated between the companies based on estimated usage.

Advances to/from Affiliate - The Company has a receivable from Red Apple Corporation for $45,655 at January 30, 2000. At January 31, 1999, the Company had an advance from Red Apple Corporation of $81,587. The note had an implied interest rate of 8%.

Note Payable, Related Party - As of January 30, 2000, the Company has a 10% unsecured demand note payable for $224,000 to the president of the Company. The note is due January 3, 2001.

                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


3.  RELATED PARTY TRANSACTIONS (CONTINUED)

Stockholders' Equity - The Company's president is also employed by another corporation owned by a major stockholder of the Company, and his salary is paid by that corporation. He received no compensation from the Company during 2000, 1999, or 1998. The Company determined that the president performed services valued at $9,000 and, accordingly, such amount has been recorded as compensation expense with a corresponding credit to additional paid-in-capital in the accompanying financial statements.

On June 17, 1996, the Company entered into Stock Option Agreements with a director of the Company and a principal stockholder of the Company, whereby it agreed to grant stock options as consideration for the guarantee of the note payable to bank of $1,589,296 at January 26, 1997 by such individuals for the benefit of the Company. These two individuals were each granted options to purchase 250,000 shares of the Company's common stock. The exercise price of the options granted pursuant to this agreement is $2.19 per share, and all options granted are exercisable immediately and expire seven years from the date of grant. Total noncash debt guarantee expense aggregating $684,875 is based on the fair value of the stock options granted pursuant to the Stock Option Agreements, which is being recognized as expense over the period of time the related debt is outstanding. The amount of noncash expense recorded was $97,840 for each of the years ended January 30, 2000, January 31, 1999, and January 25, 1998.

The per share weighted average fair value of stock options granted under the Stock Option Agreements during fiscal 1997 was $1.37 on the date of grant using the Black Scholes option-pricing model and the following weighted average assumptions: expected dividend yield 0%, expected volatility of 145.0%, risk-free interest rate of 6.72% and an expected life of five years.

At January 30, 2000, the weighted average remaining contractual life of the 500,000 outstanding options under the Stock Option Agreements was
3.38 years.


4.  FINANCING ARRANGEMENTS

Note Payable - As of January 30, 2000, the Company has a 7.75% note payable to a bank in the amount of $270,912, which is due June 18, 2000.

                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


4.  FINANCING ARRANGEMENTS (CONTINUED)

Long-term Debt - As of January 30, 2000 and January 31, 1999, long-term debt consisted of the following:


                                                      2000           1999
Note payable to bank, with interest only due
monthly at the Wall Street Journal prime rate
less 1/2% (8.00% at January 30, 2000) with
principal due April 2001.                         $ 5,904,586   $        --

Note payable to bank, due in monthly
installments of $4,000, including interest,
at the Bank's prime rate plus 1%  (10.25% at
January 30, 2000) with final installment due
November 2000.                                         36,075        78,263

Note payable to bank, due in monthly
installments of $41,161, including interest,
at the Wall Street Journal prime rate (7.75%
at January 31, 1999) with final installments
due May 2003.                                              --     1,892,293

Note payable to bank, due in monthly
installments of $30,871, including interest,
at the Wall Street Journal prime rate (7.75%
at January 31, 1999) with final installment
due May 2003.                                              --     1,421,730

Note payable to bank, due in monthly
installments of $32,929, including interest,
at the Wall Street Journal prime rate (7.75%
at January 31, 1999) with final installment
due May 2003.                                              --     1,513,834

Note payable to bank, due in monthly
installments of $27,000, including interest,
at the Wall Street Journal prime rate (7.75%
at January 31, 1999) with final installment
due June 2003.                                             --     1,254,235

Note payable to bank, due in monthly
installments of $5,043, including interest,
at the Wall Street Journal prime rate (7.75%
at January 31, 1999) with final installment
due June 1999.                                             --        24,517

                                                    5,940,661     6,184,872
Less current portion                                   36,075     1,020,795

Long-term debt, less current portion              $ 5,904,586   $ 5,164,077


                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


4.  FINANCING ARRANGEMENTS (CONTINUED)

In October 1999, the Company negotiated with its bank to consolidate four of its notes payable into one new note. Interest-only payments are to be made on this note through April 2001.


Principal amounts payable on the notes are as follows:
                        2001       $     36,075
                        2002          5,904,586

                                   $  5,940,661


The Company has entered into loan agreements with its bank that are represented by individual promissory notes that provide specific terms. These notes are secured by substantially all of the Company's assets, and the loan agreements have been personally guaranteed by certain stockholders, officers, and directors of the Company. The stockholders' guarantees are limited to $5,585,000 of debt.


5.  LEASE AGREEMENTS

The Company leases its restaurant facilities under agreements with lease terms of 10 to 20 years generally with a provision for one or two renewal options of five years each. These agreements provide for minimum annual rentals and, in certain instances, contingent rentals based on sales performance. The Company is obligated to pay real estate taxes, insurance, and maintenance.

The Company has also entered into a lease agreement for its Corporate offices. The lease agreement has a term of five years with a provision for two renewal options of three years each. The lease agreement provides for minimum annual rentals and additional rentals based on operating costs incurred by the lessor. The Company is obligated to pay real estate taxes, insurance, and maintenance.

Future minimum lease payments required for the years subsequent to January 30, 2000, under operating leases are as follows:

                       2001          $ 1,011,146
                       2002              885,395
                       2003              893,529
                       2004              849,519
                       2005              680,875
                    Thereafter         5,195,757

                                     $ 9,516,221


                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


5.  LEASE AGREEMENTS (CONTINUED)

Annual rent expense under operating leases was $906,208, $918,441, and $722,415 for the fiscal years ended January 30, 2000, January 31, 1999, and January 25, 1998, respectively. This included percentage rental payments in the amount of $5,709, $46,769, and $33,631 for the fiscal years ended January 30, 2000, January 31, 1999, and January 25, 1998, respectively.

Property and accumulated depreciation accounts at January 30, 2000 include $1,234,626 and $442,555, respectively, for leases that have been capitalized. Generally, the building portions of such leases are capitalized whereas the land portion of such leases are considered operating leases. The future minimum lease payment obligations under capital leases for the years subsequent to January 30, 2000 are as follows:

              2001                                     $    151,102
              2002                                          151,102
              2003                                          151,102
              2004                                          151,102
              2005                                          151,102
           Thereafter                                     1,181,717

                                                          1,937,227
     Less amount representing interest                      931,085

     Total obligations under capital leases               1,006,142
     Less current portion                                    45,038

     Obligations under capital leases, less
       current portion                                 $    961,104



The Company, as lessor, subleases two properties to outside third parties. Property and accumulated depreciation accounts at January 30, 2000 include $210,308 and $91,107, respectively, related to these properties.

                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


5.  LEASE AGREEMENTS (CONTINUED)

Future minimum lease payments to be received subsequent to January 30, 2000 are as follows:


                       2001           $    113,600
                       2002                115,000
                       2003                116,000
                       2004                116,000
                       2005                 99,000
                    Thereafter              32,000

                                      $    591,600


6.  STOCKHOLDERS' EQUITY

In March 1984, the Company adopted an Employee Incentive Stock Option Plan (the 1984 Plan) for a 10-year term to grant options for the purchase of up to 475,000 shares of common stock. The 1984 Plan provides the Company may grant options to certain employees at the fair market value of the stock at the grant date. One-half of the option is exercisable six months after the grant date and one-half eighteen months after the grant date. Following is a summary of the activity in the 1984 Plan for the three years ended January 30, 2000:

                                                    Per Share
                                 Number           Exercise Price
                                   of                           Weighted
                                 Shares         Range           Average
Balance, January 26, 1997        151,000     $  .29 - .47       $   .37
  Canceled                        (2,500)       .29 - .47           .33
  Exercised                       (2,500)             .29           .29

Balance, January 25, 1998        146,000     $  .29 - .47       $   .38
  Exercised                      (69,000)             .47           .47

Balance, January 31, 1999         77,000     $        .29       $   .29
  Exercised                      (77,000)             .29           .29

Balance, January 30, 2000             --     $         --       $    --

Exercisable at January 25, 1998  146,000     $  .29 - .47       $   .38

Exercisable at January 31, 1999   77,000     $        .29       $   .29

Exercisable at January 30, 2000       --     $         --       $    --


At January 30, 2000, there were no additional shares available for grant under the 1984 Plan.

                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


6.  STOCKHOLDERS EQUITY (CONTINUED)

On July 25, 1994, the Company adopted an Employee Incentive Stock Option Plan (the 1994 Plan) for a 10-year term to grant options for the purchase of up to 600,000 shares of common stock. The 1994 Plan provides the Company may grant options to certain employees at the fair market value at the grant date. The vesting period is at the sole discretion of the Board of Directors. Generally, 10% of the option can be exercised after one year, an additional 15% after the second year and 25% in each of the next three years. Following is a summary of the activity in the 1994 Plan for the three years ended January 30, 2000:


                                                    Per Share
                                 Number           Exercise Price
                                   of                           Weighted
                                 Shares         Range           Average
Balance, January 26, 1997        494,805   $   .50 - 2.88      $    1.85
  Canceled                      (135,505)      .50 - 2.88           1.12
  Exercised                      (39,937)      .50 - 2.88           1.69

Balance, January 25, 1998        319,363    $ 1.81 - 2.19      $    2.17
  Granted                        189,740      1.87 - 4.25           3.77
  Canceled                       (25,900)     4.06 - 4.25           4.17
  Exercised                       (2,500)            2.19           2.19

Balance, January 31, 1999        480,703    $ 1.81 - 4.25      $    2.70
  Granted                        210,950       .90 - 2.09           1.52
  Canceled                      (121,466)     1.50 - 4.06           2.84
  Exercised                       (1,000)            2.19           2.19

Balance, January 30, 2000        569,187    $  .90 - 2.19      $    1.96

Exercisable at January 25, 1998   31,936    $ 1.81 - 2.19      $    2.17

Exercisable at January 31, 1999  306,504    $ 1.81 - 2.19      $    2.19

Exercisable at January 30, 2000  318,712    $        2.19      $    2.19


At January 30, 2000, there were no additional shares available for grant under the 1994 Plan, and the weighted average remaining contractual life of outstanding options was 7.71 years.

                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


6.  STOCKHOLDERS' EQUITY (CONTINUED)

On January 1,1997, the Company adopted an Employee Incentive Stock Option Plan (the 1997 Plan) for a 10-year term to grant options for the purchase of up to 700,000 shares of stock. The 1997 Plan provides the Company may grant options to certain employees at the fair market value at the grant date. The vesting period is at the sole discretion of the Board of Directors. Generally, 10% of the option can be exercised after one year, an additional 15% after the second year and 25% in each of the next three years. Following is a summary of the activity in the 1997 Plan for the three years ended January 30, 2000:


                                                    Per Share
                                 Number           Exercise Price
                                   of                           Weighted
                                 Shares         Range           Average

Balance, January 26, 1997        160,000    $         2.75      $    2.75
  Granted                        253,250       2.75 - 4.13           3.70
  Canceled                      (105,000)      2.75 - 4.13           3.00

Balance, January 25, 1998        308,250    $  2.75 - 4.13      $    3.44
  Granted                         50,000       2.63 - 3.94           3.30
  Canceled                      (126,000)      2.75 - 4.13           3.41
  Exercised                         (500)             2.75           2.75

Balance, January 31, 1999        231,750    $  2.63 - 4.13      $    3.43
  Granted                         60,000        .97 - 1.34           1.22
  Canceled                       (83,000)      2.63 - 4.13           3.43

Balance, January 30, 2000        208,750    $   .97 - 2.19      $    1.91

Exercisable at January 25, 1998    8,500    $         2.75      $    2.75

Exercisable at January 31, 1999   41,625    $  2.75 - 4.13      $    3.48

Exercisable at January 30, 2000   66,500    $         2.19      $    2.19


At January 30, 2000, there were 490,750 additional shares available for grant under the 1997 Plan, and the weighted average remaining contractual life of outstanding options was 8.09 years.

                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


6.  STOCKHOLDERS' EQUITY (CONTINUED)

The per share weighted average fair value of stock options granted under the 1994 and 1997 Plans during fiscal 2000, 1999, and 1998 was $1.23, $3.09, and $3.29, respectively, on the date of grant using the Black Scholes option-pricing model using the following weighted average assumptions:

                                2000          1999          1998
Expected dividend yield            0%            0%            0%
Volatility factor             120.82%       119.77%        136.0%
Risk free interest rate         5.85%         5.33%         6.15%
Expected life                 5 years       5 years       5 years


In December 1999, the Company adopted a resolution to reprice all stock options granted to employees under the 1994 or 1997 Plans. The exercise price of all options granted that exceeded $2.19 per share was repriced to $2.19 per share. The pro forma income per share disclosures below were modified in accordance with SFAS No. 123.

The Company applies APB Opinion No. 25 in accounting for its stock options issued to employees, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost for the 1994 Plan and 1997 Plan based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's fiscal 2000, 1999, and 1998 pro forma net loss and pro forma net loss per common share would have been adjusted to the pro forma amounts indicated below:

                                          2000           1999          1998
Net loss:        As reported         $  (369,097)   $ (490,039)   $(1,270,293)
                 Pro forma for SFAS
                   No. 123              (512,873)     (917,769)    (1,547,009)

Loss per share:  As reported         $      (.05)   $     (.06)   $      (.18)
                 Pro forma for SFAS
                   No. 123                  (.06)         (.12)          (.22)


The above pro forma disclosure reflects only options granted during fiscal years 2000, 1999, and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to February 1, 1995 is not considered.

                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


7.  INCOME TAXES

As of January 30, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately
$7,736,000, which, if not used, will expire as follows:

                                             Operating
                                               Loss
                 Fiscal Year Ending         Carryforward
                        2001                $    554,000
                        2002                     984,000
                        2003                   1,193,000
                        2004                     434,000
                        2005                     134,000
                        2006                       6,000
                        2008                     180,000
                        2009                      45,000
                        2011                     114,000
                        2012                   1,524,000
                        2013                   1,706,000
                        2019                     567,000
                        2020                     295,000

                        Total               $  7,736,000


The Company also has approximately $9,000 of investment tax credits that expire in fiscal 2001 and certain general business credit carryforwards that, if not used, will expire in years beyond 2015.

The total provision for income taxes varied from the federal statutory rate for the following reasons:


                                        2000         1999         1998
Computed "expected" tax benefit        (34.0)%      (34.0)%      (34.0)%
Increase in income taxes
  resulting from:
    Losses producing no financial
      statement tax benefit             34.0%        34.0%        34.0%

                                          --%          --%          --%


                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


7.  INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 30, 2000 and January 31, 1999 are presented below:


                                             2000             1999
Deferred tax assets:
  Net operating loss carryforwards        $ 2,960,000      $ 3,010,234
  General business credits                    250,500           81,700
  Capital leases                               81,350           73,235
  Debt guarantee expense                      134,775           97,538
  Other                                        15,535           20,173

      Total gross deferred tax assets       3,442,160        3,282,880
      Less valuation allowance             (3,143,000)      (3,021,540)

      Net deferred tax assets                 299,160          261,340

Deferred tax liabilities:
  Property and equipment                     (299,160)        (261,340)

      Net deferred tax assets
        (liabilities)                     $        --      $        --


8.  RESTAURANT CLOSINGS, DISPOSITIONS, AND CONVERSIONS

During fiscal 2000, the Company converted its last Cotton Patch Cafe restaurant to an Amarillo Grill. The Company incurred an operating loss of $60,000 in 2000 on the Cotton Patch Cafe prior to its closure. These costs are included in the results from operations in the Statement of Operations.

During fiscal 1999, the Company closed one and converted another restaurant to an Amarillo Grill. The Company incurred operating losses on these stores of $124,141 prior to closure in 1999, and an additional $42,000 in losses on the closed store in 2000 due to the Company still being under lease on the facility until August 1999. These costs are included in the results from operations in the Statement of Operations.

During fiscal 1998, the Company converted three restaurants to Amarillo Grills. Conversion costs were provided for during fiscal 1997 at the time decisions were made for conversion.

                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The carrying amounts of variable rate debt instruments approximate their fair value because the interest rates on these instruments change with market interest rates. For all other financial instruments, including cash, accounts receivable, accounts payable, and other accrued liabilities, the carrying amounts approximate fair value because of the short maturity of these instruments.


10.  STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities included in the following:


                                           2000       1999       1998
Increase in construction costs payable  $     --   $     --    $373,705


11.  LIQUIDITY

At January 30, 2000, the Company had current liabilities in excess of current assets of $1,803,342 and a stockholders' deficit of $564,339. The Company reported a net loss of $369,097 and cash provided by operating activities of $762,797 for fiscal 2000.

Management estimates that the Amarillo Grill restaurants opened in fiscal 1998, 1999, and 2000 will generate sufficiently increased cash flow from operations that will enable the Company to meet its financial obligations in fiscal 2001 as they come due.

                        AMARILLO MESQUITE GRILL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


12.  SALE OF GRANDY'S RESTAURANTS

As noted in Note 1, the Company sold all the assets of the eight
Grandy's restaurants owned and operated by the Company.

The following presents the net sales and operating income, before allocation of corporate overhead, of the above restaurants which are included in the accompanying statements of operations for the fiscal year ended January 25, 1998:


                                             1998
              Net sales                  $  803,734

              Operating income               47,227


13.  LITIGATION

The Company is also a party to various litigation arising in the normal course of conducting business in the litigious U.S. business environment. Management does not expect any material amounts of future loss as a result of such litigation.

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

3.3 Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Kansas on May 27, 1997 changing the corporate name to Amarillo Mesquite Grill, Inc. (filed as Exhibit 3.3 to the Company's Form 10-K for the fiscal year ended
January 25, 1998, and such exhibit is hereby incorporated by reference

3.4 Bylaws of the Company (filed as Exhibit 3.2 to Registration No. 2-86266-FW and such exhibit is hereby incorporated by reference).

10.1 1994 Incentive Stock Option Plan (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended
January 31, 1995 and such exhibit is hereby incorporated by reference).*

10.2 1997 Incentive Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement dated April 23, 1997 and such exhibit is hereby incorporated by reference).*

10.3 Promissory Note dated January 3, 2000 between the Company and Chris F. Hotze (filed herewith).

23.1    Consent of Allen, Gibbs & Houlik, L.C. (filed herewith).

23.2    Consent of KPMG LLP (filed herewith).

27    Financial Data Schedule (filed herewith).
________________
*Management's Compensation Plan

                                EXHIBIT 10.3


                                             January 3, 2000


                               PROMISSORY NOTE

Amarillo Mesquite Grill, Inc. promises to pay to Chris F. Hotze the sum of Two Hundred Twenty-four Thousand Dollars ($224,000) with interest thereon at a rate of interest of 10% per annum.

The note with interest due from the date hereof shall become due and payable on January 3, 2001 or upon demand by Chris Hotze or his successors.

                                             Amarillo Mesquite Grill, Inc.

                                             By:  /s/ Linn F. Hohl

                                                  Linn F. Hohl - Vice President
                                                  of Finance


Witnessed and notarized this 3rd day of January 2000 by /s/ Arlene M. Bogle.

My Commission expires 1/22/2002

                               EXHIBIT 23.1



            CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Amarillo Mesquite Grill, Inc:

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (nos. 33-95480 and 333-44227), of our report, dated March 13, 2000, relating to the financial statements of Amarillo Mesquite Grill, Inc., included in the annual report on Form 10-K, as of and for the year ended January 30, 2000.




                                                Allen, Gibbs & Houlik, L.C.


Wichita, Kansas
April 17, 2000

                               EXHIBIT 23.2



                     CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Amarillo Mesquite Grill, Inc:

We consent to incorporation by reference in the registration statement (no. 33-95480 and 333-44227) on Form S-8 of Amarillo Mesquite Grill, Inc. of our report dated March 20, 1998, relating to the balance sheet of Amarillo Mesquite Grill, Inc. as of January 25, 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended January 25, 1998 and January 26, 1997, which report appears in the January 31, 1999 annual report on Form 10-K of Amarillo Mesquite Grill, Inc.



                                                               KPMG LLP

Wichita, Kansas
April 24, 2000