Form 10-Q
period 2000-04-30
AMARILLO MESQUITE GRILL INC
filed 2000-06-13
CIK 727089

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended April 30, 2000

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

     As of April 30, 2000, 8,301,137 shares of common stock $.01 par value were outstanding.

                      PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AMARILLO MESQUITE GRILL, INC.
                             BALANCE SHEETS
                               (Unaudited)

                                 ASSETS               April 30     January 30
                                                        2000          2000
Current assets:
   Cash                                               $  427,876   $  407,710
   Accounts receivable                                    25,396       21,137
   Advances to affiliate                                  45,779       45,655
   Inventories                                           145,610      169,027
   Prepaid expenses and other current assets              60,338      125,629
      Total current assets                               704,999      768,758

Property and equipment:
   Buildings                                           1,108,129    1,108,129
   Leasehold improvements                              2,877,048    2,868,805
   Equipment and fixtures                              5,225,192    5,164,940
   Leased property under capital lease                 1,234,626    1,234,626
                                                      10,444,995   10,376,500
   Less: accumulated depreciation and amortization     3,226,824    2,998,736
                                                       7,218,171    7,377,764
Other assets:
   Cost in excess of net tangible assets of purchased
     business, net of amortization of $279,209
     and $261,004                                        667,802      686,007
   Deposits and other                                     40,923       40,922
                                                         708,725      726,929

                                                      $8,631,895   $8,873,451

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                                      $6,187,493   $  270,912
   Note payable, related party                           164,922      224,000
   Current portion of long term debt                        -          36,075
   Current portion of obligation under capital lease      45,038       45,038
   Accounts payable                                      802,007    1,029,247
   Accrued payroll                                       226,084      225,674
   Other accrued liabilities                             691,551      741,154
      Total current liabilities                        8,117,095    2,572,100

Long-term debt, less current portion                        -       5,904,586
Obligation under capital lease, less current portion     949,837      961,104

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, authorized
    10,000,000 shares, none issued                          -            -
   Common stock, $.01 par value, authorized 20,000,000
    shares,issued 8,301,137 shares at April 30, 2000
     and at January 30, 2000                              83,011       83,011
   Additional paid-in capital                          7,557,082    7,532,622
   Accumulated deficit                                (7,805,130)  (7,909,972)
   Treasury stock, 60,000 shares of common stock
    at cost                                           (  270,000)  (  270,000)
      Total stockholders' equity (deficit)            (  435,037)  (  564,339)

                                                      $8,631,895   $8,873,451

[FN]
               See accompanying notes to financial statements.
                                      2

                         AMARILLO MESQUITE GRILL, INC.
                            STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    Thirteen Weeks Ended
                                                    April 30       May 2
                                                     2000           1999

Sales                                              $5,629,353   $4,630,842

Costs and expenses:
   Cost of goods sold                               1,923,184    1,592,800
   Operating expenses                               2,856,973    2,201,011
   Depreciation and amortization                      246,293      220,728
   General and administrative                         314,095      310,148
                                                    5,340,545    4,324,687

Operating income                                      288,808      306,155

Other income (expense)
   Interest expense                                  (159,506)    (160,353)
   Noncash expense from issuance
     of stock options to related
     parties pursuant to debt
     guarantees                                      ( 24,460)  (   24,460)
                                                     (183,966)  (  184,813)

Earnings before income taxes                          104,842      121,342
Provision for income taxes                               -            -

Net earnings                                       $  104,842   $  121,342


Net earnings per common share-
   Basic and diluted                               $      .01   $      .02

Average shares outstanding-
   Basic and diluted                                8,241,137    7,783,895

[FN]
               See accompanying notes to financial statements.
                                      3

                         AMARILLO MESQUITE GRILL, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Thirteen Weeks Ended
                                                    April 30       May 2
                                                     2000           1999

Cash flows from operating activities:
   Net earnings                                    $  104,842   $  121,342
   Adjustments to reconcile net earnings
      to net cash provided by operating activities:
      Depreciation and amortization                   246,293      220,728
      Noncash expense from issuance of stock
        options to related parties pursuant to
        debt guarantees                                24,460       24,460
      Changes in assets and liabilities
        (Increase) decrease in accounts receivable  (   4,383)   (   7,803)
        (Increase) decrease in inventories             23,417        5,231
        (Increase) decrease in prepaid expenses and
           other current assets                        64,891       70,500
         Increase (decrease) in accounts payable    ( 227,240)   ( 145,940)
         Increase (decrease) in accrued expenses    (  49,193)   (  84,372)
      Other net                                     (       1)         500

            Cash provided by (used in) operating
             activities                               183,086      204,646
Cash flows from investing activities:
   Purchase of property and equipment               (  68,495)   (  29,890)
     Cash used in investing activities              (  68,495)   (  29,890)

Cash flows from financing activities:
   Sale of common stock                                  -          24,520
   Repayment of notes payable and
     Note payable related party                     (  83,158)        -
   Repayment of long-term borrowings
      and capital lease obligations                 (  11,267)   (  95,080)
Cash provided by financing activities               (  94,425)   (  70,560)

Increase in cash                                       20,166      104,196
Cash at beginning of period                           407,710      214,513

Cash at the end of period                          $  427,876   $  318,709

Supplemental disclosure of cash flow information:
   Cash paid for interest                          $  159,506   $  160,353
   Cash paid for income taxes                      $     -      $     -


[FN]
               See accompanying notes to financial statements.
                                      4

                         AMARILLO MESQUITE GRILL, INC.
                         Notes to Financial Statements
                                 (Unaudited)


                                April 30, 2000


(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended January 28, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 23, 2000.

(2)  Net Earnings Per Share
     The Company, as required under FASB Statement No. 128, Earnings Per Share, calculates and presents both a basic and diluted earnings per share in the financial statements. Earnings per common share is computed on the basis of the weighted-average number of common shares outstanding during each period presented. The Company has granted options to employees to purchase 1,247,525 shares of common stock at a weighted average exercise price of $2.01 per share. These options were not included in the computation of diluted earrings per share because the exercise price of those options exceeded the average market price of the common shares during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Three Months Ended April 30, 2000 Compared to Three Months Ended May 2, 1999.

     For the three months ended April 30, 2000, sales increased 21.6% to $5,629,353 as compared to $4,630,842 for the first quarter of the prior year. As of April 30, 2000, the Company operated fourteen Amarillo Mesquite Grills as compared to twelve Amarillo Mesquite Grills as of May 2, 1999.

     Cost of sales, as a percentage of total sales, was 34.2% for the quarter ended April 30, 2000 as compared to 34.4% for the first quarter of the prior year.

     Operating expenses, as a percentage of total sales, were 50.8% and 47.5% for the 2000 and 1999 periods respectively. The increase in operating expense is due to an increase in promotional costs related to various programs designed to increase customer counts and same store sales. These programs were successful in reaching both objectives.

     General and administrative expenses, as a percentage of sales, was 5.6% for the quarter ended April 30, 2000, as compared to 6.7% for the first quarter of the prior year. The decrease in general and administrative expense, as a percentage of sales, is the result of increasing sales while maintaining the dollar amount of expense at a fairly constant level for both periods.

     Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. The investment in fixed assets increased approximately $775,000 from the end of the first quarter last year to the end of the first quarter of the current year. Consequently, depreciation and amortization increased.

     Interest expense was $159,506 for the quarter ended April 30, 2000 as compared to $160,353 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. While the interest rate has increased over the past few months, the amount of short and long-term debt has decreased. Consequently interest expense has remained relatively constant.

     The Company incurred noncash expenses of $24,460 for the 2000 and 1999 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

Liquidity and Capital Resources

     The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds from bank debt. On April 30, 2000 and January 30, 2000, the Company had an excess of current liabilities over
current assets of $7,412,096 and $1,803,342, respectively.    However included
as a current liability as of April 30, 2000 is a bank note payable in the amount of $5,904,586 which is due April 15, 2001. Management expects to renew the note on April 15, 2001 and commence making monthly principal payments based on a 60 month amortization period. Cash flow form operations was $183,086 and $204,646 for 2000 and 1999 respectively. Management anticipates higher cash flow from operations in fiscal 2001 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 2001 as they come due.

     On May 12, 1998, the President of the Company loaned the Company $250,000 to fund construction cost overages. The note was an unsecured 10% demand note due January 1, 1999. As of April 30, 2000, the note had a balance of $164,922 and has been renewed with a due date of January 3, 2001. Although the Company's President has made loans to the Company in the past, there is no assurance that he will make additional loans in the future.

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

     This report contains certain forward-looking statements, including those relating to the opening of additional restaurants and planned capital expenditures. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, actual results could differ materially from such forward-looking statement. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that objectives and plans of the Company will be achieved.

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



                                     AMARILLO MESQUITE GRILL INC.
                                              (Registrant)




Date       May 31, 2000              /s/LINN F. HOHL
                                     Linn F. Hohl - Vice President
                                                     of Finance,
                                                     Secretary and
                                                     Treasurer