Form 10-Q
period 2000-07-30
AMARILLO MESQUITE GRILL INC
filed 2000-09-11
CIK 727089

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended July 30, 2000

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

     As of July 30, 2000, 8,241,137 shares of common stock $.01 par value were outstanding.

                      PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                       AMARILLO MESQUITE GRILL, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                               ASSETS             July 30      January 30
                                                   2000           2000
Current assets:
   Cash                                         $  397,209     $  407,710
   Accounts receivable                              41,797         21,137
   Advances to affiliate                            22,635         45,655
   Inventories                                     161,675        169,027
   Prepaid expenses and other current assets       264,734        125,229
      Total current assets                         888,050        768,758

Property and equipment:
   Buildings                                     1,108,129      1,108,129
   Leasehold improvements                        2,901,061      2,868,805
   Equipment and fixtures                        5,428,876      5,164,940
   Leased property under capital lease           1,234,626      1,234,626
                                                10,672,692     10,376,500
   Less: accumulated depreciation and
    amortization                                 3,395,853      2,998,736
                                                 7,276,839      7,377,764
Other assets:
   Cost in excess of net tangible assets of
    purchased business, net of amortization
    of $297,414 and $261,004                       649,597        686,007
   Deposits and other                               43,302         40,922
                                                   692,899        726,929

                                                $8,857,788     $8,873,451

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                                $6,163,260     $  270,912
   Note payable, related party                     104,356        224,000
   Current portion of long term debt                  -        $   36,075
   Current portion of obligation under
    capital lease                                   45,038         45,038
   Accounts payable                              1,176,934      1,029,247
   Accrued payroll                                 231,065        225,674
   Other accrued liabilities                       690,976        741,154
      Total current liabilities                  8,411,629      2,572,100

Long-term debt, less current portion                  -         5,904,586
Obligation under capital lease, less
 current portion                                   938,570        961,104

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, authorized
      10,000,000 shares, none issued                  -              -
   Common stock, $.01 par value, authorized
      20,000,000 shares, issued 8,301,137
      shares at July 30, 2000 and at
      January 30, 2000                              83,011         83,011
   Additional paid-in capital                    7,581,542      7,532,622
   Accumulated deficit                          (7,886,964)    (7,909,972)
   Treasury stock, 60,000 shares of common
      stock at cost                             (  270,000)    (  270,000)
      Total stockholders' equity (deficit)      (  492,411)    (  564,339)

                                                $8,857,788     $8,873,451

[FN]
         See accompanying notes to consolidated financial statements.
                                     2

                                   AMARILLO MESQUITE GRILL, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                   Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                   July 30      August 1     July 30      August 1
                                     2000         1999         2000         1999
Net sales                         $5,127,450   $4,429,388   $10,756,803   $ 9,060,230

Costs and expenses:
   Cost of goods sold              1,751,628    1,525,247     3,674,812     3,118,047
   Operating expenses              2,728,159    2,139,543     5,585,132     4,340,554
   Depreciation and amortization     246,294      220,729       492,587       441,457
   General and administrative        292,139      307,333       606,234       617,481
                                   5,018,220    4,192,852    10,358,765     8,517,539

Operating income                     109,230      236,536       398,038       542,691

Other income (expense)
   Interest expense               (  166,604)  (  160,045)  (   326,110)  (   320,398)
   Noncash expense from issuance
     of stock options to related
     parties pursuant to debt
     guarantees                   (   24,460)  (   24,460)  (    48,920)  (    48,920)
                                  (  191,064)  (  184,505)  (   375,030)  (   369,318)


Earnings (loss) before
     income taxes                 (   81,834)      52,031        23,008       173,373
Provision for income taxes              -            -             -             -


Net Earnings (loss)               $(  81,834)  $   52,031   $    23,008   $   173,373


Net earnings (loss) per common share-
   Basic and diluted              $     (.01)  $      .01   $      -      $       .02


Average shares outstanding-
   Basic and diluted               8,241,137    7,723,895     8,241,137     7,711,040

[FN]
                 See accompanying notes to consolidated financial statements.
                                             3

                              AMARILLO MESQUITE GRILL, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                    Twenty Six Weeks Ended
                                                    July 30        August 1
                                                      2000           1999
Cash flows from operating activities:
   Net earnings                                     $   23,008     $  173,373
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
      Depreciation and amortization                    492,587        441,457
      Noncash expense from issuance of stock
        options pursuant to debt guarantees             48,920         48,920
      Changes in assets and liabilities
        (Increase) decrease in accounts receivable       2,360     (    9,321)
        (Increase) decrease in inventories               7,352         28,175
        (Increase) decrease in prepaid expenses and
           other current assets                     (  139,505)    (   88,077)
         Increase (decrease) in accounts payable       147,687         12,900
         Increase (decrease) in accrued expenses    (   44,788)    (  172,850)
        Other net                                   (    2,380)    (    1,540)

            Cash provided by (used in) operating
              activities                               535,241        433,037
Cash flows from investing activities:
   Purchase of property and equipment               (  355,251)    (  150,708)
     Cash used in investing activities              (  355,251)    (  150,708)

Cash flows from financing activities:
   Sale of common stock                                   -            24,520
   Repayment of notes payable and
     Note payable related party                     (  167,957)          -
   Repayment of long-term borrowings
     and capital lease obligations                  (   22,534)    (  234,496)
Cash provided by financing activities               (  190,491)    (  209,976)

Increase (decrease) in cash                         (   10,501)        72,353
Cash at beginning of period                            407,710        214,513

Cash at the end of period                           $  397,209     $  286,866

Supplemental disclosure of cash flow information:
   Cash paid for interest                           $  326,110     $  320,398
   Cash paid for income taxes                       $     -        $     -

[FN]
           See accompanying notes to consolidated financial statements.

                            AMARILLO MESQUITE GRILL, INC.
                    Notes to Consolidated Financial Statements
                                   (Unaudited)


                                  July 30, 2000


(1)  Principles of Consolidation
     The consolidated financial statements include the accounts of Amarillo
       Mesquite Grill, Inc., and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

(2)  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty six week period ended July 30, 2000 are not necessarily indicative of the results that may be expected for the year ended January 28, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 23, 2000.

(3)  Net Earnings Per Share
     The Company, as required under FASB Statement no. 128, Earnings Per Share, calculates and presents both a basic and diluted earnings per share in the financial statements. Earnings per common share is computed on the basis of the weighted-average number of common shares outstanding during each period presented. The Company has granted options to employees to purchase 1,304,025 shares of common stock at a weighted average exercise price of $1.96 per share. These options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Three Months Ended July 30, 2000 Compared to Three Months Ended August 1,
1999.

For the three months ended July 30, 2000, sales increased 15.8% to $5,127,450 as compared to $4,429,388 for the second quarter of the prior year. As of July 30, 2000, the Company operated fourteen Amarillo Mesquite Grills as compared to twelve Amarillo Mesquite Grills as of August 1, 1999.

     Cost of sales, as a percentage of total sales, was 34.2% for the quarter ended July 30, 2000, as compared to 34.4% for the second quarter of the prior year.

     Operating expenses, as a percentage of total sales, were 53.2% and 48.3% for the 2000 and 1999 periods respectively. The increase in operating expense is due to an increase in promotional costs related to various programs designed to increase customer counts and same store sales. In addition, during the second quarter ended July 30, 2000, the Company incurred approximately $77,000 in pre-opening costs relating to a new restaurant which opened the first day of the third quarter.

     General and administrative expenses, as a percentage of sales, was 5.7% for the quarter ended July 30, 2000, as compared to 6.9% for the second quarter of the prior year. The decrease in general and administrative, as a percentage of sales, is the result of increasing sales while maintaining the dollar amount of expense at a fairly constant level for both periods.

     Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. The investment in fixed assets increased approximately $882,547 from the end of the second quarter last year to the end of the second quarter of the current year. Consequently, depreciation and amortization increased.

     Interest expense was $166,604 for the quarter ended July 30, 2000 as compared to $160,045 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. While the interest rate has increased over the past few months, the amount of short and long-term debt has decreased. Consequently, interest expense has remained relatively constant.

     The Company incurred noncash expenses of $24,460 for the 2000 and 1999 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

Six Months Ended July 30, 2000 Compared to Six Months Ended August 1, 1999.

     For the six months ended July 30, 2000, sales increased 18.7% to $10,756,803 as compared to sales of $9,060,230 for the first six months of the prior year. The Company operated fourteen Amarillo Mesquite Grills as of July 30, 2000, as compared to twelve Amarillo Mesquite Grills as of August 1, 1999.

     Cost of sales, as a percentage of total sales, was 34.2% and 34.4% for the 2000 and 1999 periods respectively.

     Operating expense, as a percentage of total sales, was 51.9% and 47.9% for the 2000 and 1999 periods respectively. The increase in operating expense is due to an increase in promotional costs related to various programs designed to increase customer counts and same store sales. In addition, during the six months ended July 30, 2000, the Company incurred approximately $77,000 in pre-opening costs relating to a new restaurant which opened the first day of the third quarter.

     General and administrative expense, as a percentage of total sales was 5.6% for the six months ended July 30, 2000, as compared to 6.8% for the first six months of the prior year. The decrease in general and administrative expense, as a percentage of sales, is the result of increasing sales while maintaining the dollar amount of expense at a fairly constant level for both periods.

     Depreciation and amortization is directly related to the acquisition and disposition of fixed assets.

     Interest expense was $326,110 for the six months ended July 30, 2000, as compared to $320,398 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. While the interest rate has increased over the past few months, the amount of short and long-term debt has decreased. Consequently, interest expense has remained relatively constant.

     The Company incurred noncash expenses of $48,920 for the 2000 and 1999 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

Liquidity and Capital Resources

     The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds from bank debt. On July 30, 2000 and January 30, 2000, the Company had an excess of current liabilities over current assets of $7,523,578 and $1,803,342, respectively. However included as a current liability as of July 30, 2000 is a bank note payable in the amount of $5,904,586 which is due April 15, 2001. Management expects to renew the note on April 15, 2001 and commence making monthly principal payments based on a 60 month amortization period. Cash flow from operations $535,241 and $433,037 for 2000 and 1999 respectively. Management anticipates higher cash flow from operations in fiscal 2001 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 2001 as they come due.

     On May 12, 1998, the President of the Company loaned the Company $250,000 to fund construction cost overages. The note was an unsecured 10% demand note due January 1, 1999. As of July 30, 2000, the note had a balance of $104,356 and has been renewed with a due date of January 3, 2001. Although the Company's President has made loans to the Company in the past, there is no assurance that he will make additional loans in the future.

     Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for operations are not significant.

     The Company plans to continue expansion of the Amarillo Mesquite Grill concept in fiscal 2001. The Company intends to lease existing restaurant properties which are suitable for conversion to the Amarillo Mesquite Grill concept. It is expected that each conversion will require approximately $300,000 to $500,000 for equipment and remodel costs. A ground-up proto-type restaurant will cost approximately $1.3 million for the land, building and equipment. The Company has no commitments for financing at this time. In order for the Company to meet its expansion goals for fiscal 2001, it may need to raise additional funds through debt or equity instruments, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

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

     This report contains certain forward-looking statements, including those relating to the opening of additional restaurants and planned capital expenditures. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, actual results could differ materially from such forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that objectives and plans of the Company will be achieved.

                        PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 26, 2000, the company held it's Annual Meeting of stockholders. The only matter voted upon at such meeting was the election of directors. The following Directors were re-elected to serve on the Board of Directors:

                                        FOR       WITHHELD
         Chris F. Hotze              5,825,883     37,640
         Linn F. Hohl                5,825,883     37,640
         C. Howard Wilkins, Jr.      5,825,883     37,640
         Alan Bundy                  5,825,883     37,640

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




Date    August 30, 2000            /s/LINN F. HOHL

                                   Linn F. Hohl - Vice President
                                             of Finance,
                                             Secretary and
                                             Treasurer