Form 10-Q
period 2000-09-30
AMARILLO MESQUITE GRILL INC
filed 2000-12-13
CIK 727089

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549



(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended October 29, 2000

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

     As of October 29, 2000, 8,241,137 shares of common stock $.01 par value were outstanding.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                         AMARILLO MESQUITE GRILL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                ASSETS              October 29    January 30
                                                       2000          2000
Current assets:
   Cash                                             $  398,888    $  407,710
   Accounts receivable                                  53,122        21,137
   Advances to affiliate                                26,368        45,655
   Inventories                                         172,382       169,027
   Prepaid expenses and other current assets           206,236       125,229
      Total current assets                             856,996       768,758

Property and equipment:
   Buildings                                         1,108,129     1,108,129
   Leasehold improvements                            3,008,440     2,868,805
   Equipment and fixtures                            5,449,318     5,164,940
   Leased property under capital lease               1,234,626     1,234,626
       10,800.513   10,376,500
   Less: accumulated depreciation and amortization   3,632,492     2,998,736
                                                     7,168,021     7,377,764
Other assets:
   Cost in excess of net tangible assets of
    purchased business, net of amortization
      of $315,619 and $261,004                         631,392       686,007
   Deposits and other                                   43,302        40,922
                                                       674,694       726,929

                                                    $8,699,711    $8,873,451

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                                    $6,137,458    $  270,912
   Note payable, related party                          42,262       224,000
   Current portion of long term debt                       -      $   36,075
   Current portion of obligation under capital lease    45,038        45,038
   Accounts payable                                  1,172,007     1,029,247
   Accrued payroll                                     212,334       225,674
   Other accrued liabilities                           745,692       741,154
      Total current liabilities                      8,354,791     2,572,100

Long-term debt, less current portion                       -       5,904,586
Obligation under capital lease, less current
  portion                                              927,302       961,104

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, authorized
     10,000,000 shares, none issued                        -             -
   Common stock, $.01 par value, authorized
     20,000,000 shares, issued 8,301,137 shares
       at July 30, 2000 and at January 30, 2000         83,011        83,011
   Additional paid-in capital                        7,606,002     7,532,622
   Accumulated deficit                              (8,001,395)   (7,909,972)
   Treasury stock, 60,000 shares of common stock
     at cost                                        (  270,000)   (  270,000)
      Total stockholders' equity (deficit)          (  582,382)   (  564,339)

                                                    $8,699,711    $8,873,451

[FN]
          See accompanying notes to consolidated financial statements.
                                       2

                                        AMARILLO MESQUITE GRILL, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                           Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                          October 29   October 31    October 29   October 31
                                             2000         1999          2000         1999
Net sales                                 $5,260,497   $4,353,939    $16,017,300  $13,414,169

Costs and expenses:
   Cost of goods sold                      1,839,819    1,533,171      5,514,631    4,651,218
   Operating expenses                      2,760,154    2,213,648      8,345,286    6,554,202
   Depreciation and amortization             240,308      225,628        732,895      667,085
   General and administrative                339,646      340,509        945,880      957,990
                                           5,179,927    4,312,956     15,538,692   12,830,495

Operating income                              80,570       40,983        478,608      583,674

Other income (expense)
   Interest expense                         (170,541)    (161,226)      (496,651)    (481,624)
   Noncash expense from issuance
     of stock options to related
     parties pursuant to debt
     guarantees                             ( 24,460)    ( 24,460)     ( 73,380)     ( 73,380)
   Provision for litigation settlement           -       (135,000)          -         135,000)
                                            (195,001)    (320,686)     (570,031)     (690,004)


Loss before income taxes                    (114,431)    (279,703)     ( 91,423)     (106,330)
Provision for income taxes                       -            -             -             -


Net Loss                                  $ (114,431)  $ (279,703)  $  ( 91,423)  $  (106,330)


Net loss per common share-
   Basic and diluted                      $     (.01)  $     (.03)  $      (.01)  $      (.01)


Average shares outstanding-
   Basic and diluted                       8,241,137    8,056,668      8,241,137     7,866,450


[FN]
            See accompanying notes to consolidated financial statements.
                                         3

                           AMARILLO MESQUITE GRILL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                     Thirty Nine Weeks Ended
                                                     October 29   October 31
                                                        2000         1999
Cash flows from operating activities:
   Net Loss                                          $(  91,423)  $( 106,330)
   Adjustments to reconcile net earnings
      to net cash provided by operating activities:
      Depreciation and amortization                     732,895      667,085
      Noncash expense from issuance of stock
        options pursuant to debt guarantees              73,380       73,380
      Changes in assets and liabilities

        (Increase) decrease in accounts receivable    (  12,698)   (  22,218)
        (Increase) decrease in inventories            (   3,355)       2,861
        (Increase) decrease in prepaid expenses and
           other current assets                       (  83,387)   (  30,808)
         Increase (decrease) in accounts payable        142,760       26,615
         Increase (decrease) in accrued expenses      (   8,802)   (  99,228)
      Other net                                             -      (   1,540)

            Cash provided by (used in) operating
              activities                                749,370      509,817
Cash flows from investing activities:
   Purchase of property and equipment                 ( 468,537)   ( 323,806)
     Cash used in investing activities                ( 468,537)   ( 323,806)

Cash flows from financing activities:
   Sale of common stock                                     -        645,520
   Repayment of notes payable and
     note payable related party                       ( 255,853)         -
 Repayment of long-term borrowings
     and capital lease obligations                    (  33,802)   ( 361,673)
Cash provided by financing activities                 ( 289,655)     262,847

Increase (decrease) in cash                           (   8,822)     448,858
Cash at beginning of period                             407,710      214,513

Cash at the end of period                            $  398,888   $  663,371

Supplemental disclosure of cash flow information:
   Cash paid for interest                            $  496,651   $  481,674
   Cash paid for income taxes                        $      -            -





[FN]
            See accompanying notes to consolidated financial statements.
                                       4

                          AMARILLO MESQUITE GRILL, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


                                October 29, 2000



(1) Principles of Consolidation
    The consolidated financial statements include the accounts of Amarillo
      Mesquite Grill, Inc., and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

(2) Basis of Presentation
    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended October 29, 2000 are not necessarily indicative of the results that may be expected for the year ended January 28, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 23, 2000.

(3) Net Earnings Per Share
    The Company, as required under FASB Statement no. 128, Earnings Per Share, calculates and presents both a basic and diluted earnings per share in the financial statements. Earnings per common share is computed on the basis of the weighted-average number of common shares outstanding during each period presented. The Company has granted options to employees to purchase 1,261,350 shares of common stock at a weighted average exercise price of $1.97 per share. These options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the quarter. Also, since the Company had a net loss available to common stockholders, inclusion of these options would be antidilutive to earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Three Months Ended October 29, 2000 Compared to Three Months Ended October 31, 1999.

  For the three months ended October 29, 2000, sales were $5,260,497 as compared to sales of $4,353,939 for the third quarter of the prior year. As of October 29, 2000, the Company operated fifteen Amarillo Mesquite Grills as compared to thirteen Amarillo Mesquite Grills as of October 31, 1999.

  Cost of sales, as a percentage of total sales, was 35.0% and 35.2% for the 2000 and 1999 periods respectively.

  Operating expenses, as a percentage of total sales, were 52.5% and 50.8% for the 2000 and 1999 periods respectively. The increase in operating expense is due to an increase in promotional costs related to various programs designed to increase customer counts and same store sales. In addition, the Company opened its fifteenth restaurant on the first day of the third quarter and incurred higher labor expenses as a result of this.

  General and administrative expenses, as a percentage of sales, was 6.5% for the quarter ended October 29, 2000, as compared to 7.8% for the third quarter of the prior year. The decrease in general and administrative, as a percentage of sales is the result of increasing sales while maintaining the dollar amount of expense at a fairly constant level for both periods.

  Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. Two restaurants were opened between the end of the third quarter of 1999 and the third quarter of the current year, thereby accounting for the increase in depreciation and amortization.

  Interest expense was $170,541 for the quarter ended October 29, 2000 as compared to $161,226 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. While the interest rate has remained relatively constant the amount of short and long-term debt has decreased. Accordingly interest expense has remained relatively constant.

  The Company incurred noncash expenses of $24,460 for the 2000 and 1999 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

  Historically the third quarter of the year is the weakest of the year in terms of sales and earnings and this year was no exception. For the third quarter ended October 29, 2000, the Company reported a loss of $114,431, or one cent per common share, as compared to a loss of $279,703, or three cents per common share, for the third quarter of the prior year.

Nine Months Ended October 29, 2000 Compared to Nine Months Ended October 31,
1999.

  For the nine months ended October 29, 2000, sales were $16,107,300 as compared to sales of $13,414,169 for the first nine months of the prior year. The Company operated fifteen Amarillo Mesquite Grills as of October 29, 2000, as compared to thirteen Amarillo Mesquite Grills as of October 31, 1999.

  Cost of sales, as a percentage of total sales, was 34.4% and 34.7% for the 2000 and 1999 periods respectively.

  Operating expense, as a percentage of total sales, was 52.1% and 48.9% for the 2000 and 1999 periods respectively. The increase in operating expense is due to an increase in promotional costs related to various programs designed to increase customer counts and same store sales. In addition, the Company opened its fifteenth restaurant on the first day of the third quarter and incurred higher labor expenses as a result of this.

  General and administrative expense, as a percentage of total sales was 5.9% for the nine months ended October 29, 2000, as compared to 7.1% for the first nine months of the prior year. The decrease in general and administrative expense is the result of reducing the dollar amount of certain expenses, principally training labor and area management expense, along with increasing sales.

  Depreciation and amortization is directly related to the acquisition and disposition of fixed assets.

  Interest expense was $496,651 for the nine months ended October 29, 2000, as compared to $481,624 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. While the interest rate has increased over the past few months, the amount of short and long-term debt has decreased. Consequently, interest expense has remained relatively constant.

Liquidity and Capital Resources

  The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds principally from long term debt.
On October 29, 2000 and January 30, 2000, the Company had an excess of current liabilities over current assets of $7,497,793 and $1,803,342, respectively. However included as a current liability as of October 29, 2000 is a bank note payable in the amount $5,904,586 which is due April 15, 2001. Management expects to renew the note on April 15, 2001 and commence making monthly principal payments based on a 60 month amortization period. Cash flow from operations, was $749,370 and $509,817 for 2000 and 1999 respectively. Management anticipates higher cash flow from operations in fiscal 2001 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 2001 as they come due.

  On May 12, 1998, the President of the Company loaned the Company $250,000 to fund construction cost overages. The note was an unsecured 10% demand note due January 3, 2001. As of October 29, 2000, the note had a balance of $42,262. Although the Company's President has made loans to the Company in the past, there is no assurance that he will make additional loans in the future.

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



                                  AMARILLO MESQUITE GRILL INC.
                                        (Registrant)




Date   December 8, 2000          /s/CHRIS F. HOTZE
                                 Chris F. Hotze - President