Form 10-K
period 2001-01-28
AMARILLO MESQUITE GRILL INC
filed 2001-04-27
CIK 727089

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Fiscal Year Ended January 28, 2001

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

                           Yes  X     No ___

Insert by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 1, 2001, 8,241,137 common shares (not including 60,000 shares held as treasury stock) were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares ($.625) as of such date on the OTC Bulletin Board) of Amarillo Mesquite Grill, Inc. held by non-affiliates was approximately $1,309,928 (For purposes of this valuation "affiliates" are the officers, directors and 5% shareholders of the Company.)

                  DOCUMENTS INCORPORATED BY REFERENCE:

        Proxy Statement for the fiscal year ended January 28, 2001
                 (Items 10, 11, 12 and 13 of PART III)

                         AMARILLO MESQUITE GRILL, INC.


                          Annual Report on Form 10-K
                  For the Fiscal Year Ended January 28, 2001

PART I.                                                               PAGE

Item 1.  Business                                                      1
Item 2.  Properties                                                    5
Item 3.  Legal Proceedings                                             6
Item 4.  Submission of Matters to a Vote of Security Holders           6

PART II.

Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters                                        7
Item 6.  Selected Financial Data                                       8
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9
Item 7A. Quantitative and Qualitative Disclosures About Market Risk   11
Item 8.  Financial Statements and Supplementary Data                  11
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                       11

PART III.

Item 10.  Directors and Executive Officers of the Registrant          12
Item 11.  Executive Compensation                                      12
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management                                                12
Item 13.  Certain Relationships and Related Transactions              12

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                               13

Signatures                                                            15

Financial Statements                                                 F-1


                                   PART I


Item 1.  BUSINESS

A)  General Development of Business.

    Amarillo Mesquite Grill, Inc. (the "Company") operated fifteen Amarillo Mesquite Grill restaurants in Kansas, Oklahoma, Missouri, Texas and Arkansas during fiscal 2001. Amarillo Mesquite Grill restaurants offer a casual dining environment serving prime rib, steaks, chicken and seafood grilled over mesquite wood. The Company intends to focus its business activities on the development of additional Amarillo Mesquite Grill restaurants.

    On June 17, 1996, the Company acquired the assets of the Amarillo Mesquite Grill restaurant chain from Homestead West, Inc. and Amagril, Inc. for 1,000,000 shares of the Company's restricted common stock and cash in the amount of $1,500,000. The Amarillo Mesquite Grill restaurant chain consisted of four restaurants at the date of purchase: two located in Wichita, Kansas, one located in Hutchinson, Kansas and one located in Overland Park, Kansas. Since the date of this acquisition, the Company has converted seven of its Cotton Patch Cafe restaurants to Amarillo Mesquite Grill restaurants, converted four other buildings to Amarillo Mesquite Grill restaurants, constructed a prototype Amarillo Mesquite Grill restaurant and closed one location upon termination of the lease term.

    During fiscal 2001, the Company opened a new restaurant in Wichita Falls, Texas. In April 2001, the Company closed its restaurant located in McAlester, Oklahoma.

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

        The following table sets forth the location and opening or acquisition date of the Company's Amarillo Mesquite Grill restaurants in operation during the 2001 fiscal year:

                                                 DATE OPENED
        LOCATION                                 OR PURCHASED
        Wichita, Kansas #1                       June 17, 1996
        Wichita, Kansas #2                       June 17, 1996
        Hutchinson, Kansas                       June 17, 1996
        Ponca City, Oklahoma                     December 9, 1996
        Rogers, Arkansas                         February 17, 1997
        Salina, Kansas                           April 21, 1997
        Springfield, Missouri                    June 23, 1997
        Enid, Oklahoma                           August 1, 1997
        Muskogee, Oklahoma                       November 12, 1997
        Wichita, Kansas #3                       January 14, 1998
        Manhattan, Kansas                        February 2, 1998
        Bartlesville, Oklahoma                   July 27, 1998
       *McAlester, Oklahoma                      September 5, 1999
        Topeka, Kansas                           December 3, 1999
        Wichita Falls, Texas                     July 31, 2000
        _____________

       *Closed on April 8, 2001

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

        Not Applicable

  xii)  Compliance with Environmental Regulation.

        Not Applicable

 xiii)  Employees.

        As of April 1, 2001, the Company employed approximately 655 persons, including 10 administrative, 63 managerial, 257 full-time and 325 part-time restaurant employees.

D)  Financial Information About Foreign and Domestic Operations and Export
    Sales.

    Not Applicable

Item 2.  PROPERTIES

The Company's principal executive office is located at 302 North Rock Road, Suite 200, Wichita, Kansas 67206. This office space is leased from an unrelated third party.

The land and buildings for the Company's fifteen restaurants are leased pursuant to long-term leases with unrelated third parties. The initial lease terms are for a period of three to twenty years with provisions for two additional five year extensions. The Company pays minimum annual rentals for the land and building of each restaurant in amounts ranging from approximately $33,000 to $129,128. In some cases, the rental rates escalate in accordance with sales volume in excess of specified amounts. Each lease obligates the Company to pay the real estate taxes and utilities applicable to the particular location, to maintain casualty and liability insurance, and to keep the property in general repair.

The Company operated fifteen Amarillo Mesquite Grill restaurants in fiscal 2001. These restaurants encompass approximately 4,000 to 6,000 square feet. These restaurants seat approximately 140 to 280 persons and have on-site parking for an average of 70 cars. Typical capital costs for a restaurant facility are approximately $400,000 for land, $600,000 for the building and $300,000 for equipment and furnishings. The Company has historically leased the land and buildings used pursuant to long-term lease arrangements.

Item 3.  LEGAL PROCEEDINGS

On September 18, 2000, Casey M. Bachrodt and Kelly J. Bachrodt filed a petition in the District Court, Sedgwick County, Kansas naming the Company as defendant. The petition alleges that the Company interfered with a contract and interfered with a prospective business advantage when it purchased the Amarillo Grill Restaurants from Alan Bundy in June 1996. The plaintiffs are seeking damages in the amount of $9,000,000. The proceedings are in the early stages, however, the Company believes it will be successful in its defense of this lawsuit.

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

                                                             Bid Price
             Quarter Ended                             High             Low
             May 2, 1999                              $ 2 5/8          $1 3/8
             July 25, 1999                              1 13/16         1 1/4
             October 31, 1999                           1 5/16            3/4
             January 30, 2000                           1 7/32            7/8

                                                             Bid Price
             Quarter Ended                             High             Low
             April 30, 2000                           $   3/4          $ 17/32
             July 30, 2000                              1 5/8             5/8
             October 29, 2000                            15/16            9/16
             January 28, 2001                             3/4             5/32

         B)  Holders of Company's Common Stock.

             The number of holders of record of the Company's common stock as of January 28, 2001, was approximately 450, as determined by an examination of the Company's transfer book. However, because a number of shares of stock are held in "street name," the actual number could not be determined more precisely.

         C)  Dividends.

             The Company has not paid dividends to its stockholders since its inception. For the foreseeable future, it is anticipated that any earnings which may be generated from operations of the Company will be used to finance the growth of the Company, and that dividends will not be paid to stockholders.

Item 6.                                         SELECTED FINANCIAL DATA

Years Ended                   January 28,      January 30,      January 31,      January 25,      January 26,
                                 2001             2000             1999             1998             1997
Operating Data:
  Net sales                   $20,808,604      $18,355,305      $20,509,882      $16,022,471      $14,185,898
  Net loss                       (639,526)        (369,097)        (490,039)      (1,270,293)      (1,586,275)
  Net loss per share                 (.08)            (.05)            (.06)            (.18)            (.24)
Balance Sheet Data:
  Current assets                  700,672          768,758          516,789          965,335          700,560
  Property and equipment        6,746,428        7,377,764        7,466,707        7,442,598        4,601,807
  Other assets                    651,800          726,929          798,014          873,408        1,155,327

  Total assets                $ 8,098,900      $ 8,873,451      $ 8,781,510      $ 9,281,341      $ 6,457,694

  Current liabilities         $ 2,376,466      $ 2,572,100      $ 3,456,306      $ 3,198,960      $ 2,931,011
  Long-term debt, less
    current portion             5,904,586        5,904,586        5,164,077        5,618,279        1,506,421
  Obligation under capital
    leases, less current
    portion                       910,873          961,104        1,006,142        1,046,525        1,500,618
  Advances from affiliates              -                -           81,587                -                -
  Deferred credits                      -                -                -                -            6,789
  Stockholders' equity
    (deficit)                  (1,093,025)        (564,339)        (926,602)        (582,423)         512,855

   Total liabilities and
    stockholders' equity
     (deficit)                $ 8,098,900      $ 8,873,451      $ 8,781,510      $ 9,281,341      $ 6,457,694



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended January 28, 2001, sales were $20,808,604 as compared to $18,355,305 and $20,509,882 for fiscal 2000 and 1999, respectively. Cost of sales, as a percentage of total sales, was 34.6%, 34.7% and 37.2% for fiscal 2001, 2000 and 1999, respectively. The decrease in cost of sales from fiscal 1999 to fiscal 2000, as a percentage of sales, was the result of implementing a new menu with more cost effective entrees resulting in an improvement in cost of sales of 2.5%.

Operating expenses include all direct and indirect labor costs incurred at the store level and all other store level operating costs, the major component of which are operating supplies, rent, repairs and maintenance, advertising, utilities and other occupancy costs. Operating expenses, as a percentage of total sales, were 52.8%, 49.9% and 49.1% for fiscal 2001, 2000 and 1999, respectively. The increase in operating expense from fiscal 2000 to fiscal 2001, as a percentage of total sales, is the result of increased promotional costs and labor costs. The Company increased its advertising expenditures significantly resulting in greater operating expenses. In addition, the Company concentrated its efforts to decrease turnover of its experienced managers by increasing salaries.

General and administrative expenses include area management personnel and recruiting and training expenses relating to the development of management personnel for future restaurants as well as home office costs for administration, accounting, support personnel, rent and other costs of maintaining a central office. General and administrative expenses, as a percentage of total sales, were 6.0%, 7.6% and 7.9% for fiscal 2001, 2000 and 1999, respectively. The decrease in general and administrative expenses from fiscal 2000 to fiscal 2001, as a percentage of sales, can be attributed to a reduction in recruiting and training costs resulting from the Company's concentrated efforts to reduce employee turnover.

Depreciation and amortization is directly related to the acquisition or disposition of fixed assets. The increase in depreciation and amortization from fiscal 1999 to fiscal 2001 is the result of a greater investment in property and equipment and therefore increased depreciation and amortization.

Interest expense for fiscal 2001, 2000 and 1999 was $665,080, $642,724 and $689,535, respectively. Interest expense is directly related to the amount of borrowings and the interest rate.

The Company incurred noncash expenses of $97,840 in fiscal 2001, 2000, 1999, respectively related to the issuance of stock options pursuant to debt guarantees as disclosed in note 5 to the financial statements.

As of January 28, 2001, the Company has federal net operating loss carryforwards for income tax purposes of approximately $7,292,000 which, if not used, will expire $984,000 in fiscal 2002, $1,193,000 in fiscal 2003, $434,000 in fiscal 2004, $134,000 in fiscal 2005, $6,000 in fiscal 2006,
$180,000 in fiscal 2008, $45,000 in fiscal 2009, $114,000 in fiscal 2011,
$1,524,000 in fiscal 2012, $1,706,000 in fiscal 2013, $567,000 in fiscal 2019,
$233,000 in fiscal 2020 and $172,000 in fiscal year 2021.

The Company's loss for the current year ended January 28, 2001, can in part be attributed to the Company's decision to close its McAlester, Oklahoma restaurant on April 8, 2001. The Company incurred an operating loss of approximately $248,000 relating to the anticipated closure of this restaurant. In addition, the Company incurred approximately $77,000 in preopening expenses for its Wichita Falls, Texas restaurant.

Liquidity and Capital Resources

The Company's primary sources of funds to finance its business have been its cash flow from operations and, principally during the past three years, proceeds from long-term debt. On January 28, 2001 and January 30, 2000, the Company had an excess of current liabilities over current assets of $1,675,794 and $1,803,342, respectively. Cash flow from operations was $818,763, $762,797 and $712,385 for fiscal 2001, 2000 and 1999, respectively.
Management anticipates higher cash flow from restaurant operations in fiscal 2002 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 2002 as they come due.

On May 12, 1998, the President of the Company loaned the Company $250,000 to fund construction cost overages. The note was an unsecured 10% demand note due January 1, 1999. As of January 30, 2000, the note had a balance of $224,000 and was renewed with a due date of January 3, 2001. This note was paid in full during fiscal 2001. Although the Company's President has made loans to the Company in the past, there is no assurance that he will make additional loans in the future.

Substantially all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for continuing operations are not significant.

Additions to property and equipment and the acquisition of restaurants represent the single largest use of funds by the Company. The expenditures are primarily made for the purchase and development of new restaurants. Capital expenditures were $522,550 for the year ended January 28, 2001, compared to $772,851 for the year ended January 30, 2000. These capital expenditures have resulted in an increase in property and equipment and a decrease in working capital.

During the year ended January 30, 2000, three major shareholders purchased 517,242 shares of restricted common stock at the market value of $1.16 per share for a total consideration of $600,000. These funds were used to open two new restaurants.

The Company plans to continue expansion of the Amarillo Mesquite Grill concept in fiscal 2002. The Company intends to lease existing restaurant properties which are suitable for conversion to the Amarillo Mesquite Grill concept.
It is expected that each conversion will require approximately $300,000 to $500,000 for equipment and remodel costs. A ground-up proto-type restaurant would cost approximately $1,300,000 for land, building and equipment. The Company has no commitments for financing at this time. In order for the Company to meet its expansion goals for fiscal 2002, it will need to raise additional funds through debt or equity instruments, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

The Company has restructured its long-term bank debt to provide for interest only payments through April 15, 2002. The purpose of the restructuring is to use cash flow to open additional restaurants that would otherwise be used to retire long term debt. Management views this as a way to continue our growth, that should result in increased future earnings and cash flow, but do so without increasing bank debt.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements that the Company is required to file under Item 8 of this Form 10-K are presented on pages F-1 through F-22 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 2001 Annual Meeting of Stockholders under the section entitled "Election of Directors" and under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and these portions of such Proxy Statement are herein incorporated by reference.

Item 11.  EXECUTIVE COMPENSATION

The information relating to this Item is included in the Company's Annual Proxy Statement for the 2001 Annual Meeting of Stockholders under the section entitled "Executive Compensation" and "Directors' Fees" and these portions of such Proxy Statement are herein incorporated by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 2001 Annual Meeting of Stockholders under the section entitled "Principal Holders of Securities" and that portion of such Proxy Statement is herein incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to this Item is included in the Company's Annual Proxy Statement for the 2001 Annual Meeting of Stockholders under the section entitled "Certain Relationships and Related Transactions" and that portion of such Proxy Statement is herein incorporated by reference.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    A)  Documents Filed as a Part of this Report.

        i)  Financial Statements

            See "Index to Financial Statements" on Page F-1 of this Report

       ii)  Financial Statement Schedules

            Not Applicable

      iii)  Exhibits

            See Item 14(c), "Exhibits" below.

    B)  Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended January 28, 2001.

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

   10.3 Promissory Note dated January 3, 2000 between the Company and Chris F. Hotze (filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended January 30, 2000 and such exhibit is hereby incorporated by reference).

   21    Subsidiaries

   23    Consent of Allen, Gibbs & Houlik, L.C. (filed herewith).

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

Date:         April 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of the Registrant and in the capacities and on the date indicated.

Signature                    Title                              Date

/s/ Chris F. Hotze           President, Chairman of             April 27, 2001
Chris F. Hotze               the Board and Director
                             (Principal Executive
                             Officer and Principal
                             Financial and Accounting Officer)

/s/ Alan L. Bundy            Executive Vice President           April 27, 2001
Alan L. Bundy                and Director


/s/ C. Howard Wilkins, Jr.   Director                           April 27, 2001
C. Howard Wilkins, Jr.


                         AMARILLO MESQUITE GRILL, INC.


                              TABLE OF CONTENTS
                                                                    Page

Independent Auditors' Reports                                       F-2


Financial Statements:

  Consolidated Balance Sheets                                    F-3 - F-4

  Consolidated Statements of Operations                             F-5

  Consolidated Statements of Stockholders' Equity (Deficit)         F-6

  Consolidated Statements of Cash Flows                             F-7

  Notes to Consolidated Financial Statements                     F-8 - F-22

                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Amarillo Mesquite Grill, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Amarillo Mesquite Grill, Inc. and Subsidiary as of January 28, 2001 and January 30, 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Mesquite Grill, Inc. and Subsidiary as of January 28, 2001 and January 30, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                            Allen, Gibbs & Houlik, L.C.

March 20, 2001, except for Note 4 as to
    which the date is April 9, 2001

                   AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                        January 28, 2001 and January 30, 2000


                                     ASSETS

                                                    2001          2000
CURRENT ASSETS
  Cash                                        $   348,182     $   407,710
  Accounts receivable                              17,248          21,137
  Advances to affiliate                            35,868          45,655
  Inventories                                     168,953         169,027
  Prepaid expenses and other current assets       130,421         125,229

     Total current assets                         700,672         768,758

PROPERTY AND EQUIPMENT
  Buildings                                     1,122,019       1,108,129
  Leasehold improvements                        2,758,064       2,868,805
  Equipment and fixtures                        5,346,363       5,145,941
  Transportation equipment                         18,999          18,999
  Property under capital leases                 1,234,626       1,234,626

                                               10,480,071      10,376,500
  Less accumulated depreciation and
    amortization                                3,733,643       2,998,736

     Total property and equipment               6,746,428       7,377,764

OTHER ASSETS

  Cost in excess of net tangible assets of
    purchased businesses, net of accumulated
    amortization of $333,824 and $261,004         613,187         686,007
  Deposits and other                               38,613          40,922

     Total other assets                           651,800         726,929

     Total assets                             $ 8,098,900     $ 8,873,451


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                    2001          2000
CURRENT LIABILITIES
  Note payable                                $   220,284     $   270,912
  Note payable, related party                          --         224,000
  Current portion of long-term debt                    --          36,075
  Current portion of obligations under
    capital leases                                 50,231          45,038
  Accounts payable                              1,059,669       1,029,247
  Accrued payroll                                 213,338         225,674
  Other accrued liabilities                       797,094         741,154
  Accrual for restaurant closings                  35,850              --

     Total current liabilities                  2,376,466       2,572,100

LONG-TERM LIABILITIES
  Short-term debt, subsequently refinanced      5,904,586       5,904,586
  Obligations under capital leases, less
    current portion                               910,873         961,104

     Total liabilities                          9,191,925       9,437,790

COMMITMENTS
STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value; authorized
    10,000,000 shares; none issued                     --              --

  Common stock, $.01 par value; authorized
    20,000,000 shares; issued 8,301,137 shares
    at January 28, 2001 and January 30, 2000       83,011         83,011
  Additional paid-in capital                    7,643,462      7,532,622
  Accumulated deficit                          (8,549,498)    (7,909,972)
  Treasury stock, 60,000 shares of common
    stock, at cost                               (270,000)      (270,000)

     Total stockholders' deficit               (1,093,025)      (564,339)

     Total liabilities and stockholders'
       deficit                                $ 8,098,900    $ 8,873,451


                     The accompanying notes are an integral
                       part of these financial statements

                   AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

     Years Ended January 28, 2001, January 30, 2000, and January 31, 1999

                                          2001         2000          1999
Net sales                             $20,808,604   $18,355,305   $20,509,882

Costs and expenses:
  Cost of sales                         7,189,569     6,374,037     7,637,278
  Restaurant operating expenses        10,988,848     9,163,419    10,067,446
  General and administrative            1,238,500     1,389,528     1,613,525
  Depreciation and amortization         1,020,398       934,614       894,297
  Provision for restaurant closings       247,895            --            --

       Total costs and expenses        20,685,210    17,861,598    20,212,546

       Operating income                   123,394       493,707       297,336

Other income (expense):
  Interest expense                       (665,080)     (642,724)     (689,535)
  Litigation expense                           --      (122,240)           --
  Non-cash expense from issuance of
    stock options to related
    parties pursuant to debt guarantees   (97,840)      (97,840)      (97,840)

       Total other expense               (762,920)     (862,804)     (787,375)

       Loss before income taxes          (639,526)     (369,097)     (490,039)

Income taxes                                   --            --            --

       Net loss                       $  (639,526)   $ (369,097)   $ (490,039)

Net loss per common share -
  basic and diluted                   $      (.08)   $     (.05)   $     (.06)

Average shares outstanding -
  basic and diluted                     8,241,137     7,908,111     7,545,395

                     The accompanying notes are an integral
                       part of these financial statements

                       AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

          Years Ended January 28, 2001, January 30, 2000, and January 31, 1999

                                                        Additional
                                             Common      Paid-In      Accumulated     Treasury
                                             Stock       Capital        Deficit         Stock          Total
Balance, January 25, 1998                 $ 71,839     $ 6,666,574   $ (7,050,836)   $ (270,000)   $  (582,423)
Contributed capital                             --           9,000             --            --          9,000
Non-cash expense from issuance of stock
  options to related parties pursuant
  to debt guarantees                            --          97,840             --            --         97,840
Issuance of 72,000 shares of common stock
  pursuant to stock option plans               720          38,300             --            --         39,020
Acquisition of AMG, Inc., a related party    4,500          (4,500)            --            --             --
Net loss                                        --              --       (490,039)           --       (490,039)

Balance, January 31, 1999                   77,059       6,807,214     (7,540,875)     (270,000)      (926,602)
Contributed capital                             --           9,000             --            --          9,000
Non-cash expense from issuance of stock
  options to related parties pursuant
  to debt guarantees                            --          97,840             --            --         97,840
Issuance of 78,000 shares of common stock
  pursuant to stock option plans               780          23,740             --            --         24,520
Issuance of 517,242 shares of common stock
  to related parties                         5,172         594,828             --            --        600,000
Net loss                                        --              --       (369,097)           --       (369,097)

Balance, January 30, 2000                   83,011       7,532,622     (7,909,972)     (270,000)      (564,339)
Contributed capital                             --          13,000             --            --         13,000
Non-cash expense from issuance of stock
  options to related parties pursuant
  to debt guarantees                            --          97,840             --            --         97,840
Net loss                                        --              --       (639,526)           --       (639,526)

Balance, January 28, 2001                 $ 83,011     $ 7,643,462   $ (8,549,498)   $ (270,000)   $(1,093,025)

                                       The accompanying notes are an integral
                                         part of these financial statements

                   AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     Years Ended January 28, 2001, January 30, 2000, and January 31, 1999

                                              2001         2000          1999
Cash flows from operating activities:
  Net loss                                $ (639,526)   $ (369,097)   $ (490,039)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Depreciation and amortization          1,020,398       934,614       894,297
    Provision for restaurant closings        247,895            --            --
    Non-cash compensation expense             13,000         9,000         9,000
    Non-cash expense from issuance of
      stock options to related parties
      pursuant to debt guarantees             97,840        97,840        97,840
    Increase (decrease) in cash, net of
      effects of acquisitions and
      dispositions:
        Accounts receivable                    3,889        (4,225)       32,560
        Advances to affiliate                  9,787       (45,655)           --
        Inventories                               74       (28,613)       27,434
        Prepaid expenses                      (5,192)       19,721        39,229
        Accounts payable                      30,422       107,416       (63,262)
        Accrued expenses                      43,604        43,531       170,646
        Other                                 (3,428)       (1,735)       (5,320)
          Net cash provided by operating
            activities                       818,763       762,797       712,385
Cash flows from investing activities:
  Additions to property and equipment       (522,550)     (772,851)   (1,390,636)
          Net cash used in investing
            activities                      (522,550)     (772,851)   (1,390,636)
Cash flows from financing activities:
  Issuance of common stock to related
    parties                                       --       600,000            --
  Issuance of common stock pursuant
    to stock option plan                          --        24,520        39,020
  Proceeds from long-term debt                    --            --       200,000
  (Repayment of) proceeds from note
    payable and note payable, related
    party                                   (274,628)      (55,088)      550,000
  Repayment of affiliate                          --       (81,587)       81,587
  Repayment of long-term debt and
    capital lease obligations                (81,113)     (284,594)     (541,679)
          Net cash (used in) provided by
            financing activities            (355,741)      203,251       328,928
          (Decrease) increase in cash        (59,528)      193,197      (349,323)
Cash at beginning of year                    407,710       214,513       563,836

  Cash at end of year                     $  348,182    $  407,710    $  214,513

Cash paid during the year for:
  Interest                                $  665,080    $  666,776    $  665,483
  Income taxes                                    --            --            --

                             The accompanying notes are an integral
                               part of these financial statements

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OPERATIONS

    Amarillo Mesquite Grill, Inc. and Subsidiary (Company) own and operate 15 Amarillo Grill restaurants in Kansas, Oklahoma, Missouri, Arkansas, and Texas. Amarillo Grill is a casual, full-service restaurant specializing in mesquite-grilled steaks. During fiscal 2001, the Company formed a wholly-owned subsidiary, Amarillo Mesquite Grill of Texas, Inc., which owns and operates the restaurant located in Wichita Falls, Texas.

    On September 11, 1997, the Company and four of its stockholders formed AMG, Inc., a Kansas corporation, to develop and own three Amarillo Grill restaurants. AMG, Inc. was 48%-owned by the Company and 52%- owned by the four stockholders as of January 25, 1998. The accounts and operations of AMG, Inc. were consolidated with the Company as entities under common control for the year ended January 25, 1998. The Company included the amount of AMG, Inc.'s loss, otherwise attributable to the financial statements as of January 25, 1998 because such loss exceeded the capital investment made by these stockholders, and they were under no obligation to provide additional capital to AMG, Inc.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Fiscal Year - The Company's fiscal year is the 52- or 53-week period ending on the last Sunday in January.

    Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions are eliminated in consolidation.

    Cash - The Company maintains cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

    Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    Impairment of Long-lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. A two-year history of restaurant operating losses is used as a primary indicator of potential impairment. Recoverability of assets to be held and used is measured on a restaurant-by-restaurant basis through comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. See also Note 8.

    Intangible Assets - Cost in excess of net tangible assets of purchased businesses is amortized on a straight-line basis over the remaining lives of the building leases. The Company periodically assesses the recoverability of intangible assets on a restaurant-by-restaurant basis by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. No intangible assets were considered impaired at January 28, 2001. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

    Pre-Opening Costs Pre-opening costs are charged to operations as incurred.

    Advertising - The Company expenses advertising costs as incurred. Advertising expense was $186,297, $293,987, and $287,949 during fiscal years 2001, 2000, and 1999, respectively.

                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    Earnings Per Share - Earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. The Company is also required to present diluted earnings per share, which assumes the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

    Options to purchase common stock were not included in the computation of diluted earnings (loss) per common share because the Company had a net loss available to common stockholders and the inclusion of such options would be antidilutive. As of January 28, 2001, there were 1,325,475 options outstanding at a weighted average exercise price of $1.93 that may become dilutive in the future. As of January 30, 2000, there are 1,277,937 options outstanding at a weighted average exercise price of $2.04. As of January 31, 1999, there were 1,289,453 options outstanding at a weighted average exercise price of $2.48.

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

                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    Advances to/from Affiliate - At January 28, 2001, the Company had a receivable from Red Apple Corporation of $29,418 and a receivable from Maverick Development Corp. of $6,450. The Company has a receivable from Red Apple Corporation for $45,655 at January 30, 2000. The notes have an implied interest rate of 8%.

    Stockholders' Equity - The Company's president is also employed by another corporation owned by a major stockholder of the Company, and his salary is paid by that corporation. He received no compensation from the Company during 2001, 2000, or 1999. The Company determined that the president performed services valued at $13,000 in 2001 and $9,000 in 2000 and 1999, and accordingly, such amounts have been recorded as compensation expense with a corresponding credit to additional paid-in-capital in the accompanying financial statements.

    On June 17, 1996, the Company entered into Stock Option Agreements with a director of the Company and a principal stockholder of the Company, whereby it agreed to grant stock options as consideration for the guarantee of a note payable to bank by such individuals for the benefit of the Company. These two individuals were each granted options to purchase 250,000 shares of the Company's common stock. The exercise price of the options granted pursuant to this agreement is $2.19 per share, and all options granted are exercisable immediately and expire seven years from the date of grant. Total non-cash debt guarantee expense aggregating $684,875 is based on the fair value of the stock options granted pursuant to the Stock Option Agreements, which is being recognized as expense over the period of time the related debt is outstanding. The amount of non-cash expense recorded was $97,840 for each of the three years ended January 28, 2001.

                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

3.  RELATED PARTY TRANSACTIONS (CONTINUED)

    The per share weighted average fair value of stock options granted under the Stock Option Agreements during fiscal 1997 was $1.37 on the date of grant using the Black Scholes option-pricing model and the following weighted average assumptions: expected dividend yield 0%, expected volatility of 145.00%, risk-free interest rate of 6.72% and an expected life of five years.

    At January 28, 2001, the weighted average remaining contractual life of the 500,000 outstanding options under the Stock Option Agreements was
    2.375 years.


4.  FINANCING ARRANGEMENTS

    Note Payable - As of January 28, 2001, the Company has a 9.50% note payable to a bank in the amount of $220,284, which is due June 18, 2001.

    Long-term Debt - As of January 28, 2001 and January 30, 2000, long-term debt consisted of the following:

                                                        2001        2000
    Note payable to bank, with interest only due
      monthly at the Wall Street Journal prime rate
      less 1/2% (8.5% at January 28, 2001) with
      principal due April 2001.                      $5,904,586   $5,904,586

    Note payable to bank, due in monthly
      installments of $4,000, including interest,
      at the Bank's prime rate plus 1%  (10.25% at
      January 30, 2000) with final installment due
      November 2000.                                         --       36,075

                                                      5,904,586    5,940,661

    Less current portion                                     --       36,075

    Long-term debt, less current portion             $5,904,586   $5,904,586

    In October 1999, the Company negotiated with its bank to consolidate four of its notes payable into one new note. Interest-only payments are to be made on this note through April 2001. In April 2001, the terms of this note were extended, with final maturity due in April 2002.

    Maturities of long-term debt are as follows:

                        2003         $5,904,586

                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


4.  FINANCING ARRANGEMENTS (CONTINUED)

    The note is secured by substantially all the Company's assets, and the loan agreement has been personally guaranteed by certain stockholders, officers, and directors of the Company. The stockholders' guarantees are limited to $5,585,000 of debt.


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

    Future minimum lease payments required for the years subsequent to January 28, 2001, under operating leases, including amounts accrued for restaurant closings, are as follows:

                             2002            $ 1,026,623
                             2003              1,027,395
                             2004                947,529
                             2005                905,519
                             2006                739,675
                          Thereafter           5,545,057

                                             $10,191,798

    Annual rent expense under operating leases was $1,013,712, $906,208, and $918,441 for the fiscal years ended January 28, 2001, January 30, 2000, and January 31, 1999, respectively. This included percentage rental payments in the amount of $7,010, $5,709, and $46,769 for the fiscal years ended January 28, 2001, January 30, 2000, and January 31, 1999, respectively.

                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


5.  LEASE AGREEMENTS (CONTINUED)

    Property and accumulated depreciation accounts at January 28, 2001 include $1,234,626 and $504,286, respectively, for leases that have been capitalized. Generally, the building portions of such leases are capitalized whereas the land portion of such leases are considered operating leases. The future minimum lease payment obligations under capital leases for the years subsequent to January 28, 2001 are as follows:
                             2002            $  151,102
                             2003               151,102
                             2004               151,102
                             2005               151,102
                             2006               151,102
                          Thereafter          1,030,615

                                              1,786,125

        Less amount representing interest       825,021

        Total obligations under capital
          leases                                961,104

        Less current portion                     50,231

        Obligations under capital leases,
          less current portion               $  910,873

    The Company, as lessor, subleases two properties to outside third parties. Property and accumulated depreciation accounts at January 28, 2001 include $210,308 and $119,566, respectively, related to these properties.

    Future minimum lease payments to be received subsequent to January 28, 2001 are as follows:

                             2002            $  115,000
                             2003               116,000
                             2004               116,000
                             2005                99,000
                             2006                32,000
                          Thereafter                 --

                                             $  478,000


                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


6.  STOCKHOLDERS' EQUITY

    In March 1984, the Company adopted an Employee Incentive Stock Option Plan (1984 Plan) for a 10-year term to grant options for the purchase of up to 475,000 shares of common stock. The 1984 Plan provides the Company may grant options to certain employees at the fair market value of the stock at the grant date. One-half of the option is exercisable 6 months after the grant date and one-half 18 months after the grant date. Following is a summary of the activity in the 1984 Plan for the three years ended January 28, 2001:

                                                       Per Share
                                      Number         Exercise Price
                                        of                       Weighted
                                      Shares        Range         Average
    Balance, January 25, 1998         146,000     $ .29 - .47    $       .38
      Exercised                       (69,000)            .47            .47

    Balance, January 31, 1999          77,000     $       .29    $       .29
      Exercised                       (77,000)            .29            .29

    Balance, January 30, 2000              --     $        --    $        --
      Exercised                            --              --             --

    Balance, January 28, 2001              --     $        --    $        --

    Exercisable at January 31, 1999    77,000     $       .29    $       .29

    Exercisable at January 30, 2000        --     $        --    $        --

    Exercisable at January 28, 2001        --     $        --    $        --

    At January 28, 2001, there were no additional shares available for grant under the 1984 Plan.





                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


6.  STOCKHOLDERS' EQUITY (CONTINUED)

    On July 25, 1994, the Company adopted an Employee Incentive Stock Option Plan (1994 Plan) for a 10-year term to grant options for the purchase of up to 600,000 shares of common stock. The 1994 Plan provides the Company may grant options to certain employees at the fair market value at the grant date. The vesting period is at the sole discretion of the Board of Directors. Generally, 10% of the option can be exercised after one year, an additional 15% after the second year, and 25% in each of the next three years. Following is a summary of the activity in the 1994 Plan for the three years ended January 28, 2001:

                                                       Per Share
                                      Number         Exercise Price
                                        of                       Weighted
                                      Shares        Range         Average

    Balance, January 25, 1998         319,363     $ 1.81 - 2.19  $   2.17
      Granted                         189,740       1.87 - 4.25      3.77
      Canceled                        (25,900)      4.06 - 4.25      4.17
      Exercised                        (2,500)             2.19      2.19

    Balance, January 31, 1999         480,703     $ 1.81 - 4.25  $   2.70
      Granted                         210,950        .90 - 2.09      1.52
      Canceled                       (121,466)      1.50 - 4.06      2.84
      Exercised                        (1,000)             2.19      2.19

    Balance, January 30, 2000         569,187     $  .90 - 2.19  $   1.96
      Granted                              --                --        --
      Canceled                        (65,462)       .90 - 2.19      1.72

    Balance, January 28, 2001         503,725     $ 1.50 - 2.19  $   1.99

    Exercisable at January 31, 1999   306,504     $ 1.81 - 2.19  $   2.19

    Exercisable at January 30, 2000   318,712     $        2.19  $   2.19

    Exercisable at January 28, 2001   392,637     $ 1.50 - 2.19  $   2.08


    At January 28, 2001, there were 52,838 additional shares available for grant under the 1994 Plan, and the weighted average remaining contractual life of outstanding options was 6.6 years.


                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


6.  STOCKHOLDERS' EQUITY (CONTINUED)

    On January 1, 1997, the Company adopted an Employee Incentive Stock Option Plan (1997 Plan) for a 10-year term to grant options for the purchase of up to 700,000 shares of stock. The 1997 Plan provides the Company may grant options to certain employees at the fair market value at the grant date. The vesting period is at the sole discretion of the Board of Directors. Generally, 10% of the option can be exercised after one year, an additional 15% after the second year, and 25% in each of the next three years. Following is a summary of the activity in the 1997 Plan for the three years ended January 28, 2001:

                                                       Per Share
                                      Number         Exercise Price
                                        of                       Weighted
                                      Shares        Range         Average

    Balance, January 25, 1998         308,250     $ 2.75 - 4.13  $   3.44
      Granted                          50,000       2.63 - 3.94      3.30
      Canceled                       (126,000)      2.75 - 4.13      3.41
      Exercised                          (500)             2.75      2.75

    Balance, January 31, 1999         231,750     $ 2.63 - 4.13  $   3.43
      Granted                          60,000        .97 - 1.34      1.22
      Canceled                        (83,000)      2.63 - 4.13      3.43

    Balance, January 30, 2000         208,750     $  .97 - 2.19  $   1.91
      Granted                         161,500        .66 - 1.31       .90
      Canceled                        (48,500)       .66 - 2.19      1.76

    Balance, January 28, 2001         321,750        .66 - 2.19      1.43

    Exercisable at January 31, 1999    41,625     $ 2.75 - 4.13  $   3.48

    Exercisable at January 30, 2000    66,500     $        2.19  $   2.19

    Exercisable at January 28, 2001    80,500     $  .97 - 2.19  $   2.13

    At January 28, 2001, there were 377,750 additional shares available for grant under the 1997 Plan, and the weighted average remaining contractual life of outstanding options was 8.2 years.


                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


6.  STOCKHOLDERS' EQUITY (CONTINUED)

    The per share weighted average fair value of stock options granted under the 1994 and 1997 Plans during fiscal 2001, 2000, and 1999 was $.72, $1.23, and $3.09, respectively, on the date of grant using the Black Scholes option-pricing model using the following weighted average assumptions:

                                          2001        2000        1999
        Expected dividend yield              0%          0%          0%
        Volatility factor               107.28%     120.82%     119.77%
        Risk free interest rate           6.39%       5.85%       5.33%
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

    The Company applies APB Opinion No. 25 in accounting for its stock options issued to employees, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost for the 1994 Plan and 1997 Plan based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's fiscal 2001, 2000, and 1999 pro forma net loss and pro forma net loss per common share would have been adjusted to the pro forma amounts indicated below:

                                                 2001        2000        1999

    Net loss:       As reported                $(639,526)  $(369,097)  $(490,039)
                    Pro forma for SFAS No. 123  (804,671)   (512,873)   (917,769)

    Loss per share: As reported                $    (.08)  $    (.05)  $    (.06)
                    Pro forma for SFAS No. 123      (.10)       (.06)       (.12)

    The above pro forma disclosure reflects only options granted during fiscal years 2001, 2000, and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to February 1, 1998 is not considered.

                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


7.  INCOME TAXES

    As of January 28, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes. These result in deferred tax assets that, if not used, expire as follows:

Fiscal Year                      Operating Loss Carryforwards
  Ending        Federal     Kansas      Oklahoma    Missouri   Arkansas     Virginia
  2002        $  984,000  $      --   $  294,000  $   98,000  $  125,000  $   30,000
  2003         1,193,000     11,000      401,000     139,000     151,000      84,000
  2004           434,000      8,000      163,000      60,000      30,000      48,000
  2005           134,000         --       52,000          --      14,000      18,000
  2006             6,000      4,500        2,000          --      10,000          --
  2007                --    470,000           --          --          --          --
  2008           180,000    811,000           --          --          --          --
  2009            45,000    330,000       60,000          --          --          --
  2010                --    125,000           --          --          --          --
  2011           114,000     92,000       51,000          --          --          --
  2012         1,524,000         --      518,000          --          --      72,000
  2013         1,706,000         --      598,000     103,000          --      13,000
  2014                --         --      152,000          --          --          --
  2015                --         --       75,000          --          --          --
  2016                --         --       55,000          --          --          --
  2019           567,000         --           --      49,000          --      13,000
  2020           233,000         --           --      19,000          --       2,000
  2021           172,000         --           --      14,000          --       1,000

              $7,292,000  $1,851,500  $2,421,000  $  482,000  $  330,000  $  281,000

    The Company also has approximately $346,000 of certain general business credit carryforwards that, if not used, will expire in years through 2020.

    The total provision for income taxes varied from the federal statutory rate for the following reasons:

                                            2001        2000        1999

       Computed "expected" tax benefit     (34.0)%     (34.0)%     (34.0)%
       Increase in income taxes resulting
         from:
           Losses producing no financial
             statement tax benefit          34.0%       34.0%       34.0%

                                              --%         --%         --%

                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


7.  INCOME TAXES (CONTINUED)

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 28, 2001 and January 30, 2000 are presented below:

                                                  2001          2000
        Deferred tax assets:
          Net operating loss carryforwards     $2,806,000    $2,960,000
          General business credits                379,000       250,500
          Capital leases                           87,700        81,350
          Debt guarantee expense                  172,000       134,775
          Provision for restaurant closings        94,200            --
          Other                                    16,900        15,535

            Total gross deferred tax assets     3,555,800     3,442,160
            Less valuation allowance           (3,289,500)   (3,143,000)

            Net deferred tax assets               266,300       299,160

        Deferred tax liabilities:
          Property and equipment                 (266,300)     (299,160)

            Net deferred tax assets            $       --    $       --


8.  RESTAURANT CLOSINGS, DISPOSITIONS, AND CONVERSIONS

    During the last quarter of fiscal 2001, management decided that one store, which had generated operating losses for two years, would be closed during fiscal 2002. Management estimates the store will be closed by May 1, 2001, and certain costs related to the store closure have been recorded as an "accrual for restaurant closings" in the accompanying consolidated balance sheet as of January 28, 2001. These closure costs include accrued lease costs of $35,850 to be incurred during the time management estimates it will need to find a sublessee for the facility after store closure, and a $212,045 impairment loss from leasehold improvements and other equipment that management believes would have no fair value or use outside the restaurant. The Company incurred operating losses on this store of $68,194 and $46,017 in fiscal years 2001 and 2000, respectively. Management judgment is inherent in the estimated fair value of the assets and time needed to find a sublessee, and accordingly, actual results could vary from such estimates.

                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


8.  RESTAURANT CLOSINGS, DISPOSITIONS, AND CONVERSIONS (CONTINUED)

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


9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company has determined the fair value of its financial instruments in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The carrying amounts of variable rate debt instruments approximate their fair value because the interest rates on these instruments change with market interest rates. For all other financial instruments, including cash, accounts receivable, accounts payable, and other accrued liabilities, the carrying amounts approximate fair value because of the short maturity of these instruments.


10. LIQUIDITY

    At January 28, 2001, the Company had current liabilities in excess of current assets of $1,675,794 and a stockholders' deficit of $1,093,025. The Company reported a net loss of $639,526 and cash provided by operating activities of $818,763 for fiscal 2000.

    Management estimates that the Amarillo Grill restaurants opened in fiscal 1999, 2000, and 2001 will generate sufficiently increased cash flow from operations that will enable the Company to meet its financial obligations in fiscal 2002 as they come due.

    As explained in Note 4, the Company refinanced its note payable to bank in April 2001 to extend its term through April 2002. The Company's ability to refinance this note is dependent on obtaining certain stockholders' guarantees. There is no assurance the guarantors will continue their commitments on the debt beyond future maturity dates.



                                   (Continued)

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


11. LITIGATION

    The Company is a party to various litigation arising in the normal course of conducting business in the litigious U.S. business environment. Management does not expect any material amounts of future loss as a result of such litigation.


12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


    Year Ended January 28, 2001

<CAPTION
                                        Year Ended January 28, 2000
                                First       Second        Third      Fourth
                                Quarter     Quarter      Quarter     Quarter

    Net sales                 $5,629,353   $5,127,450   $5,260,497   $4,791,304

    Operating income (loss)      288,808      109,230       80,570     (355,214)

    Net income (loss)            104,842      (81,834)    (114,431)    (548,103)

    Net income (loss) per share     0.01        (0.01)       (0.01)       (0.07)


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

10.3 Promissory Note dated January 3, 2000 between the Company and Chris F. Hotze (filed as Exhibit 10.3 to the Company's
       Form 10-K for the fiscal year ended January 30, 2000 and such exhibit is hereby incorporated by reference).

21     Subsidiaries

23     Consent of Allen, Gibbs & Houlik, L.C. (filed herewith).

________________

*Management's Compensation Plan
                                      (i)

                                 EXHIBIT 21

                              Subsidiaries of
                       Amarillo Mesquite Grill, Inc.

                 Amarillo Mesquite Grill of Texas, Inc., a
                             Texas corporation




                                     (ii)

                                 EXHIBIT 23





             CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Amarillo Mesquite Grill, Inc:

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (nos. 33-95480 and 333-44227), of our report, dated March 20, 2001, relating to the financial statements of Amarillo Mesquite Grill, Inc., included in the annual report on Form 10-K, as of and for the year ended January 28, 2001.




                                           Allen, Gibbs & Houlik, L.C.


Wichita, Kansas
April 27, 2001






                                     (iii)