Form 10-Q
period 2001-04-29
AMARILLO MESQUITE GRILL INC
filed 2001-06-11
CIK 727089

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549



(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended April 29, 2001

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

     As of April 29, 2001, 8,301,137 shares of common stock $.01 par value were outstanding.

                      PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        AMARILLO MESQUITE GRILL, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                  ASSETS           April 29     January 28
                                                     2001          2001
Current assets:
   Cash                                            $  336,978   $  348,182
   Accounts receivable                                  9,240       17,248
   Advances to affiliate                               31,120       35,868
   Inventories                                        156,378      168,953
   Prepaid expenses and other current assets           77,162      130,421
      Total current assets                            610,878      700,672

Property and equipment:
   Buildings                                        1,114,105    1,122,019
   Leasehold improvements                           2,759,301    2,758,064
   Equipment and fixtures                           5,391,851    5,365,363
   Leased property under capital lease              1,234,626    1,234,625
                                                   10,499,883   10,480,071
   Less: accumulated depreciation and
    amortization                                    3,957,501    3,733,643

                                                    6,542,382    6,746,428
Other assets:
   Cost in excess of net tangible assets of
    purchased business, net of amortization
    of $352,029 and $333,824                          594,982      613,187
   Deposits and other                                  38,613       38,613
                                                      633,595      651,800

                                                   $7,786,855   $8,098,900

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                                   $6,111,863   $  220,284
      Current portion of long term debt                  -            -
   Current portion of obligation under capital
    lease                                              50,231       50,231
   Accounts payable                                   892,811    1,059,669
   Accrued payroll                                    198,350      213,338
   Other accrued liabilities                          735,257      797,094
   Accrual for restaurant closings                     25,350       35,850
      Total current liabilities                     8,013,862    2,376,466

Long-term debt, less current portion                     -       5,904,586
Obligation under capital lease, less current
 portion                                              899,606      910,873

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, authorized
     10,000,000 shares, none issued                      -            -
   Common stock, $.01 par value, authorized
     20,000,000 shares, issued 8,301,137 shares
     at April 29, 2001 and at January 28, 2001         83,011       83,011
   Additional paid-in capital                       7,667,922    7,643,462
   Accumulated deficit                             (8,607,546)  (8,549,498)
   Treasury stock, 60,000 shares of common stock
     at cost                                       (  270,000)  (  270,000)
      Total stockholders' equity (deficit)         (1,126,613)  (1,093,025)

                                                   $7,786,855   $8,098,900

[FN]
          See accompanying notes to consolidated financial statements.
                                       2

                         AMARILLO MESQUITE GRILL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                Thirteen Weeks Ended
                                               April 29      April 30
                                                 2001          2000
Sales                                         $5,025,645    $5,629,353

Costs and expenses:
   Cost of goods sold                          1,783,214     1,923,184
   Operating expenses                          2,620,678     2,856,973
   Depreciation and amortization                 236,543       246,293
   General and administrative                    265,125       314,095
                                               4,905,560     5,340,545

Operating income                                 120,085       288,808

Other income (expense)
   Interest expense                             (153,673)     (159,506)
   Noncash expense from issuance
     of stock options to related
     parties pursuant to debt
     guarantees                                 ( 24,460)     ( 24,460)
                                                (178,133)     (183,966)

Earnings before income taxes                    ( 58,048)      104,842
Provision for income taxes                          -             -

Net earnings                                  $ ( 58,048)   $  104,842


Net earnings per common share-
   Basic and diluted                          $ (    .01)   $      .01

Average shares outstanding-
   Basic and diluted                           8,241,137     8,241,137












[FN]
           See accompanying notes to consolidated financial statements.
                                       3

                         AMARILLO MESQUITE GRILL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                Thirteen Weeks Ended
                                               April 29      April 30
                                                 2001          2000
Cash flows from operating activities:
   Net earnings                               $(  58,048)   $  104,842
   Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization              236,543       246,293
      Noncash expense from issuance of stock
        options to related parties pursuant to
        debt guarantees                           24,460        24,460
      Changes in assets and liabilities
        (Increase) decrease in accounts
          receivable                              12,756     (   4,383)
        (Increase) decrease in inventories        12,575        23,417
        (Increase) decrease in prepaid expenses
           and other current assets               53,259        64,891
         Increase (decrease) in accounts
           payable                             ( 166,858)    ( 227,240)
         Increase (decrease) in accrued
           expenses                            (  87,325)    (  49,193)
      Other net                                     -        (       1)

            Cash provided by (used in)
              operating activities                27,362       183,086
Cash flows from investing activities:
   Purchase of property and equipment          (  14,292)    (  68,495)
     Cash used in investing activities         (  14,292)    (  68,495)

Cash flows from financing activities:
   Sale of common stock                             -             -
   Repayment of notes payable and
     Note payable related party                (  13,007)    (  83,158)
   Repayment of long-term borrowings
      and capital lease obligations            (  11,267)    (  11,267)
Cash provided by financing activities          (  24,274)    (  94,425)

(Decrease)/Increase in cash                    (  11,204)       20,166
Cash at beginning of period                      348,182       407,710

Cash at the end of period                     $  336,978    $  427,876

Supplemental disclosure of cash flow
  information:
   Cash paid for interest                     $  153,673    $  159,506
   Cash paid for income taxes                 $     -       $     -

[FN]
        See accompanying notes to consolidated financial statements.
                                       4

                         AMARILLO MESQUITE GRILL, INC.
                 Notes to Consolidated Financial Statements
                                 (Unaudited)


                                April 29, 2001


(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 29, 2001 are not necessarily indicative of the results that may be expected for the year ended January 27, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 27, 2001.

(2)  Net Earnings Per Share
     The Company, as required under FASB Statement No. 128, Earnings Per Share, calculates and presents both a basic and diluted earnings per share in the financial statements. Earnings per common share is computed on the basis of the weighted-average number of common shares outstanding during each period presented. The Company has granted options to employees to purchase 1,324,175 shares of common stock at a weighted average exercise price of $1.93 per share. These options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the quarter and because The Company had a net loss available to common stockholders and the inclusion of such options would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Thirteen weeks Ended April 29, 2001 Compared to thirteen weeks Ended April 30, 2000.

    For the thirteen weeks ended April 29, 2001, sales decreased 10.7% to $5,025,645 as compared to $5,629,353 for the first quarter of the prior year. The sales decrease for the quarter ended April 29, 2001 was a result of not running the heavy amounts of promotions that were ran a year ago resulting in less sales compared to the same quarter last year. As of April 29, 2001, the Company operated fourteen Amarillo Mesquite Grills.

    Cost of sales, as a percentage of total sales, was 35.5% for the quarter ended April 29, 2001 as compared to 34.2% for the first quarter of the prior year. The cost of sales as a percentage of total sales were up due to not being able to take advantage of the buying discounts that were available during this period a year ago, along with the higher cost of meat for the quarter ended April 29, 2001 as compared to the quarter ended April 30, 2000.

    Operating expenses, as a percentage of total sales, were 52.1% and 50.8% for the 2001 and 2000 periods respectively. The increase in operating expense is a direct result of lower sales for the quarter ended April 29, 2001 as compared to the quarter ended April 30, 2000. The dollars spent should remain stable or lower.

    General and administrative expenses, as a percentage of sales, was 5.3% for the quarter ended April 29, 2001, as compared to 5.6% for the first quarter of the prior year. The decrease in general and administrative expense, as a percentage of sales, is the result of management being more efficient.

    Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. The investment in fixed assets increased approximately $55,000 from the end of the first quarter last year to the end of the first quarter of the current year. Depreciation and amortization decreased due to items becoming fully depreciated.

    Interest expense was $153,673 for the quarter ended April 29, 2001 as compared to $159,506 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. The interest rate has decreased over the past few months, as well as the amount of short and long-term debt has decreased. Consequently interest expense is lower this quarter as compared to the same quarter last year.

    The Company incurred noncash expenses of $24,460 for the 2001 and 2000 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

Liquidity and Capital Resources

    The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds from bank debt. On April 29, 2001 and January 28, 2001, the Company had an excess of current liabilities over current assets of $7,402,984 and $1,675,794, respectively. However included as a current liability as of April 20, 2001 is a bank note payable in the amount of $5,904,586 which is due April 15, 2002. Cash flow from operations was $27,362 and $183,086 for 2001 and 2000 respectively. Management anticipates higher cash flow from operations in fiscal 2002 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 2002 as they come due.

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



                                    AMARILLO MESQUITE GRILL INC.
                                           (Registrant)




Date       May 31, 2001             /s/CHRIS F. HOTZE
                                      Chris F. Hotze - President