Form 10-Q
period 2001-07-29
AMARILLO MESQUITE GRILL INC
filed 2001-09-11
CIK 727089

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended July 29, 2001

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

     As of July 29, 2001, 8,241,137 shares of common stock $.01 par value were outstanding.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                          AMARILLO MESQUITE GRILL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                  ASSETS      July 29      January 28
                                                2001         2001
Current assets:
   Cash                                     $  316,033   $  348,182
   Accounts receivable                           7,702       17,248
   Advances to affiliate                        55,700       35,868
   Inventories                                 171,690      168,953
   Prepaid expenses and other current assets   294,810      130,421
      Total current assets                     845,935      700,672

Property and equipment:
   Buildings                                 1,114,105    1,122,019
   Leasehold improvements                    2,689,259    2,758,064
   Equipment and fixtures                    5,677,779    5,365,362
   Leased property under capital lease       1,234,626    1,234,626
                                            10,715,769   10,480,071
   Less: accumulated depreciation and
     amortization                            4,160,325    3,733,643
                                             6,555,444    6,746,428
Other assets:
   Cost in excess of net tangible assets of
     purchased business, net of amortization
     of $370,234 and $333,824                  576,777      613,187
   Deposits and other                           38,613       38,613
                                               615,390      651,800

                                            $8,016,769   $8,098,900

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                            $6,098,183   $  220,284
   Note payable, other                         170,498         -
   Current portion of obligation under
      capital lease                             50,231       50,231
   Accounts payable                          1,399,793    1,059,669
   Accrued payroll                             208,692      213,338
   Other accrued liabilities                   667,086      797,094
   Accrual for restaurant closings              15,120       35,850
      Total current liabilities              8,609,603    2,376,466

Long-term debt, less current portion              -       5,904,586
Obligation under capital lease, less
    current portion                            888,339      910,873

Stockholders' equity (deficit):
   Preferred stock, $.01 par value,
      authorized 10,000,000 shares,
      none issued                                 -            -
   Common stock, $.01 par value, authorized
    20,000,000 shares, issued 8,301,137
    shares at July 29, 2001 and at
    January 28, 2001                            83,011       83,011
   Additional paid-in capital                7,692,382    7,643,462
   Accumulated deficit                      (8,986,566)  (8,549,498)
   Treasury stock, 60,000 shares of common
    stock at cost                           (  270,000)  (  270,000)
      Total stockholders' equity (deficit)  (1,481,173)  (1,093,025)

                                            $8,016,769   $8,098,900

         See accompanying notes to consolidated financial statements.
                                       2

                         AMARILLO MESQUITE GRILL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                       Thirteen Weeks Ended      Twenty-Six
Weeks Ended
                                       July 29      July 30      July 29
July 30
                                        2001          2000        2001
2000
Net sales                             $4,653,177   $5,127,450   $9,678,822
$10,756,803

Costs and expenses:
   Cost of goods sold                  1,763,362    1,751,628    3,546,576
3,674,812
   Operating expenses                  2,540,970    2,728,159    5,161,648
5,585,132
   Depreciation and amortization         238,857      246,294      475,400
492,587
   General and administrative            284,197      292,139      549,322
606,234
   Provision for restaurant closings      47,770         -          47,770
-
                                       4,875,156    5,018,220    9,780,716
10,358,765

Operating income                      (  221,979)     109,230   (  101,894)
398,038

Other income (expense)
   Interest expense                   (  132,581)  (  166,604)  (  286,254)  (
326,110)
   Noncash expense from issuance
     of stock options to related
     parties pursuant to debt
     guarantees                       (   24,460)  (   24,460)  (   48,920)  (
48,920)
                                      (  157,041)  (  191,064)  (  335,174)  (
375,030)


Earnings (loss) before income taxes   (  379,020)  (   81,834)  (  437,068)
23,008
Provision for income taxes                  -            -            -
-

Net Earnings (loss)                   $( 379,020)  $(  81,834)  $( 437,068)  $
23,008


Net earnings (loss) per common share-
   Basic and diluted                  $     (.05)  $     (.01)  $     (.05)  $
-

Average shares outstanding-
   Basic and diluted                   8,241,137    8,241,137    8,241,137
8,241,137









          See accompanying notes to consolidated financial statements.

                         AMARILLO MESQUITE GRILL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Twenty Six Weeks Ended
                                                       July 29     July 30
                                                        2001         2000
Cash flows from operating activities:
   Net earnings                                     $( 437,068)   $  23,008
   Adjustments to reconcile net earnings
      to net cash provided by operating activities:
      Depreciation and amortization                    475,400      492,587
      Noncash expense from issuance of stock
        options pursuant to debt guarantees             48,920       48,920
      Changes in assets and liabilities
        (Increase) decrease in accounts receivable       9,546        2,360
        (Increase) decrease in inventories          (    2,737)       7,352
        (Increase) decrease in prepaid expenses and
           other current assets                     (  164,389)   ( 139,505)
        (Increase) decrease in advances to
           affiliate                                (   19,832)        -
         Increase (decrease) in accounts payable       340,124      147,687
         Increase (decrease) in accrued expenses    (  155,384)   (  44,788)
        Other net                                         -       (   2,380)

            Cash provided by (used in) operating
              activities                                94,580      535,241
Cash flows from investing activities:
   Purchase of property and equipment               (  248,006)   ( 355,251)
     Cash used in investing activities              (  248,006)   ( 355,251)

Cash flows from financing activities:
   Proceeds from long-term debt                        187,165         -
   Repayment of notes payable and
     Note payable other                             (   43,354)   ( 167,957)
   Repayment of long-term borrowings
     and capital lease obligations                  (   22,534)   (  22,534)
            Cash provided by financing activities      121,277    ( 190,491)

Increase (decrease) in cash                         (   32,149)   (  10,501)
Cash at beginning of period                            348,182      407,710

Cash at the end of period                           $  316,033    $ 397,209

Supplemental disclosure of cash flow information:
   Cash paid for interest                           $  286,254    $ 326,110
   Cash paid for income taxes                       $     -            -




           See accompanying notes to consolidated financial statements.
                                       4

                          AMARILLO MESQUITE GRILL, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                                   July 29, 2001


(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty six week period ended July 29, 2001 are not necessarily indicative of the results that may be expected for the year ended January 27, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 27, 2001.

(2)  Net Earnings Per Share
     The Company, as required under FASB Statement no. 128, Earnings Per Share, calculates and presents both a basic and diluted earnings per share in the financial statements. Earnings per common share is computed on the basis of the weighted-average number of common shares outstanding during each period presented. The Company has granted options to employees to purchase 1,357,975 shares of common stock at a weighted average exercise price of $1.87 per share. These options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the quarter and because the Company had a net loss available to common stockholders and the inclusion of such options would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

    Thirteen Weeks Ended July 29, 2001 Compared to Thirteen weeks Ended July 30, 2000.

    For the thirteen weeks ended July 29, 2001, sales decreased 9.3% to $4,653,177 as compared to $5,127,450 for the second quarter of the prior year. As of July 29, 2001, the Company operated fourteen
Amarillo Mesquite Grills.

    Cost of sales, as a percentage of total sales, was 37.9% for the quarter ended July 29, 2001, as compared to 34.2% for the second quarter of the prior year. The cost of sales as a percentage of total sales were up due to the rise in the cost of meat.

    Operating expenses, as a percentage of total sales, were 54.6% and 53.2% for the 2001 and 2000 periods respectively. The increase in operating expense is directly related to the decrease in sales for the quarter ended July 29, 2001, as compared to the quarter ended July 30, 2000. The dollars spent were actually lower this quarter as compared to the same quarter last year.

    General and administrative expenses, as a percentage of sales, was 6.1% for the quarter ended July 29, 2001, as compared to 5.7% for the second quarter of the prior year. The increase in general and administrative, as a percentage of sales, is the result of lower sales as well as higher real estate and personal property taxes and insurance costs. Depreciation and amortization is directly related to the acquisition and disposition of fixed assets.

    Interest expense was $132,581 for the quarter ended July 29, 2001 as compared to $166,604 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. The interest rate has decreased over the past few months, as well as the amount of short and long-term debt has decreased. Consequently, interest expense has decreased.

    The Company incurred noncash expenses of $24,460 for the 2001 and 2000 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

Twenty Six Weeks Ended July 29, 2001 Compared to Twenty Six Weeks Ended July 30, 2000.

    For the twenty six weeks ended July 29, 2001, sales decreased 10.7% to $9,678,822 as compared to sales of $10,756,803 for the first twenty six weeks of the prior year. The Company operated fourteen Amarillo Mesquite Grills as of July 29, 2001.

    Cost of sales, as a percentage of total sales, was 36.6% and 34.2% for the 2001 and 2000 periods respectively. The cost of sales as a percentage of total sales was up for the twenty six weeks ended July 29, 2001 due to the rise in meat costs and grocery costs as compared to the same twenty six week period ended July 30, 2000.

    Operating expense, as a percentage of total sales, was 53.3% and 51.9% for the 2001 and 2000 periods respectively. The increase in operating expense as a percentage of total sales for the twenty six week period ended July 29, 2001, as compared to the same twenty six week period for the prior year, was due to the decrease in sales and the increase in real estate and property taxes as well as insurance costs.

    General and administrative expense, as a percentage of total sales was 5.7% for the twenty six weeks ended July 29, 2001, as compared to 5.6% for the first twenty six weeks of the prior year. The increase in general and administrative expense, as a percentage of sales, is the result of lower sales.

    Depreciation and amortization is directly related to the acquisition and disposition of fixed assets.

    Interest expense was $286,254 for the twenty six weeks ended July 29, 2001, as compared to $326,110 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. The interest rate has decreased over the past few months, as well as the amount of short and long-term debt has decreased. Consequently, interest expense is lower this quarter as compared to the same quarter last year. The Company incurred noncash expenses of $48,920 for the 2001 and 2000 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

Liquidity and Capital Resources

    The Company's primary sources of funding to finance its business have been its cash flow from operations and proceeds from bank debt. On July 29, 2001 and January 28, 2001, the Company had an excess of current liabilities over current assets of $7,763,668 and $1,675,794, respectively. However included as a current liability as of July 29, 2001 is a bank note payable in the amount of $5,904,586 which is due April 15, 2002. Cash flow from operations was $114,412 and $535,241 for 2001 and 2000 respectively.

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

    During this quarter the Company moved the Wichita West location to a new location with more visibility and newer facilities. In conjunction with this move the Company incurred an additional note in the amount of $187,165 for additional equipment as well as writing off leasehold improvements on the prior location in the amount of $47,770.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         On June 1, 2001, the Company held it's Annual Meeting of stockholders. The only matter voted upon at such meeting was the election of directors. The following
         Directors were re-elected to serve on the Board of Directors:

                                              FOR        WITHHELD
         Chris F. Hotze                    6,610,251      2,200
         C. Howard Wilkins, Jr.            6,612,451          0
         Alan Bundy                        6,612,251        200

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



                                  AMARILLO MESQUITE GRILL INC.
                                        (Registrant)




Date    August 29, 2001        /s/Chris F. Hotze
                                 Chris F. Hotze - President