Form 10-Q
period 2001-10-28
AMARILLO MESQUITE GRILL INC
filed 2001-12-10
CIK 727089

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended October 28, 2001

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

     As of October 28, 2001, 8,241,137 shares of common stock $.01 par value were outstanding.

                       PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                        AMARILLO MESQUITE GRILL, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                 ASSETS     October 28    January 28
                                               2001          2001
Current assets:
   Cash                                     $  324,931    $  348,182
   Accounts receivable                           6,606        17,248
   Advances to affiliate                        27,176        35,868
   Inventories                                 153,946       168,953
   Prepaid expenses and other current assets   214,923       130,421
      Total current assets                     727,582       700,672

Property and equipment:
   Buildings                                 1,114,105     1,122,019
   Leasehold improvements                    2,644,488     2,758,064
   Equipment and fixtures                    5,150,906     5,365,362
   Leased property under capital lease       1,234,626     1,234,626
                                            10,144,125    10,480,071
   Less: accumulated depreciation and
      amortization                           4,125,414     3,733,643
                                             6,018,711     6,746,428
Other assets:
   Cost in excess of net tangible assets of
      purchased business, net of
      amortization of $315,619 and $261,004    558,572       613,187
   Deposits and other                           51,573        38,613
                                               610,145       651,800

                                            $7,356,438    $8,098,900

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                            $6,083,418    $  220,284
   Note payable, other                         123,999          -
   Current portion of obligation under
      capital lease                             50,231    $   50,231
   Accounts payable                          1,444,714     1,059,669
   Accrued payroll                             185,518       213,338
   Other accrued liabilities                   659,465       797,094
   Accrual for restaurant closings              54,420        35,850
      Total current liabilities              8,601,765     2,376,466

Long-term debt, less current portion              -        5,904,586
Obligation under capital lease, less
   current portion                             877,071       910,873

Stockholders' equity (deficit):
   Preferred stock, $.01 par value,
      authorized 10,000,000 shares, none
      issued                                      -             -
   Common stock, $.01 par value, authorized
      20,000,000 shares, issued 8,301,137
      shares at July 29, 2001 and at
      January 28, 2001                          83,011        83,011
   Additional paid-in capital                7,916,842     7,643,462
   Accumulated deficit                      (9,852,251)   (8,549,498)
   Treasury stock, 60,000 shares of common
      stock at cost                         (  270,000)   (  270,000)
      Total stockholders' equity (deficit)  (2,122,398)   (1,093,025)

                                            $7,356,438    $8,098,900





        See accompanying notes to consolidated financial statements.

                         AMARILLO MESQUITE GRILL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                           Thirteen Weeks Ended       Thirty-
Nine Weeks Ended
                                          October 28   October 29    October 28
October 29
                                            2001         2000          2001
2000
Net sales                                $ 4,634,634   $5,260,497   $14,313,456
$16,017,300

Costs and expenses:
   Cost of goods sold                      1,800,080    1,839,819     5,346,656
5,514,631
   Operating expenses                      2,559,604    2,760,154     7,721,252
8,345,286
   Depreciation and amortization             231,993      240,308       707,393
732,895
   General and administrative                267,478      339,646       816,800
945,880
   Provision for restaurant closings         370,694         -          418,464
-
                                           5,229,849    5,179,927    15,010,565
15,538,692

Operating income                          (  595,215)      80,570   (   697,109)
478,608

Other income (expense)
   Interest expense                       (  124,745)  (  170,541)  (   410,999)
(496,651)
   Noncash expense from issuance
     of stock options to related
     parties pursuant to debt
     guarantees                           (   24,460)  (   24,460)  (    73,380)
(    73,380)
   Loss on sale of equipment              (  121,265)        -      (   121,265)
-

                                          (  270,470)  (  195,001)  (   605,644)
(   570,031)

Loss before income taxes                  (  865,685)  (  114,431)  ( 1,302,753)
(    91,423)
Provision for income taxes                      -             -            -
-

Net Loss                                 $(  865,685)  $( 114,431)  $(1,302,753)
$(   91,423)


Net loss per common share-
   Basic and diluted                     $      (.10)  $     (.01)  $      (.16)
$      (.01)


Average shares outstanding-
   Basic and diluted                       8,241,137    8,241,137     8,241,137
8,241,137










         See accompanying notes to consolidated financial statements.

                          AMARILLO MESQUITE GRILL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Thirty Nine Weeks Ended
                                                  October 28    October 29
                                                    2001          2000
Cash flows from operating activities:
   Net Loss                                       $(1,302,753)  $(  91,423)
   Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
      Depreciation and amortization                   707,393      732,895
      Noncash expense from issuance of stock
        options pursuant to debt guarantees            73,380       73,380
      Noncash provision for restaurant closings       418,464         -
      Loss on sale of equipment                       121,265         -

   Changes in assets and liabilities

        (Increase) decrease in accounts receivable     10,642    (  12,698)
        (Increase) decrease in inventories             15,007        3,355
        (Increase) decrease in prepaid expenses and
           other current assets                    (   67,462)   (  83,387)
        Advances to affiliate                           8,692         -
        Increase (decrease) in accounts payable       385,045      142,760
        Increase (decrease) in accrued expense     (  196,679)   (   8,802)
      Other net                                          -       (    -

            Cash provided by (used in) operating
              activities                              172,994      749,370
Cash flows from investing activities:
   Purchase of property and equipment              (  266,475)   ( 468,537)
   Proceeds from sale of equipment                      8,650         -
     Cash used in investing activities             (  257,825)   ( 468,537)

Cash flows from financing activities:
      Repayment of notes payable and
        note payable related party                 (  104,618)   ( 255,853)
      Repayment of long-term borrowings
        and capital lease obligations              (   33,802)   (  33,802)
      Proceeds from additional capital
        contributions-related party                   200,000         -
             Cash provided by financing activities     61,580    ( 289,655)

Increase (decrease) in cash                        (   23,251)   (   8,822)
Cash at beginning of period                           348,182      407,710

Cash at the end of period                         $   324,931   $  398,888

Supplemental schedule of non-cash investing and
   financial activities:
      Sale of assets in exchange of a note
        receivable                                     30,000         -
      Asset purchase financed with a note payable     187,165         -

Supplemental disclosure of cash flow information:
   Cash paid for interest                          $  410,999   $  496,651
   Cash paid for income taxes                      $     -            -





          See accompanying notes to consolidated financial statements.

                         AMARILLO MESQUITE GRILL, INC.
                   Notes to Consolidated Financial Statements
                                (Unaudited)


                              October 28, 2001




(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended October 28, 2001 are not necessarily indicative of the results that may be expected for the year ended January 27, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 27, 2001.

(2)  Net Earnings Per Share
     The Company, as required under FASB Statement no. 128, Earnings Per
       Share, calculates and presents both a basic and diluted earnings per share in the financial statements. Earnings per common share is computed on the basis of the weighted-average number of common shares outstanding during each period presented. The Company has granted options to employees to purchase 1,346,725 shares of common stock at a weighted average exercise price of $1.86 per share. These options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the quarter. Also since the Company had a net loss available to common stockholders, inclusion of these options would be antidilutive to earnings per share.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Thirteen Weeks Ended October 28, 2001 Compared to Thirteen Weeks Ended October 29, 2000.

      For the thirteen weeks ended October 28, 2001, sales were $4,634,634 as compared to sales of $5,260,497 for the third quarter of the prior year.
As of October 28, 2001, the Company operated thirteen Amarillo Mesquite Grills as compared to fifteen Amarillo Mesquite Grills as of October 29, 2000.

      Cost of sales, as a percentage of total sales, was 38.8% and 35.0% for the 2001 and 2000 periods respectively. The cost of sales as a percentage of sales were up due to the rise in the cost of beef.

      Operating expenses, as a percentage of total sales, were 55.2% and 52.5% for the 2001 and 2000 periods respectively. The increase in operating expense is a direct result to the decrease in sales for the quarter ended October 28, 2001 as compared to the same quarter ended October 29, 2001. The dollars spent were actually lower this quarter as compared to the same quarter of the last year.

       General and administrative expenses, as a percentage of sales, was 5.8% for the quarter ended October 28, 2001, as compared to 6.5% for the third quarter of the prior year. The decrease in general and administrative, as a percentage of sales is the result of management controlling the costs of recruiting and training new management staff by focusing on retaining current management personnel. Even though the Company has experienced a rise in real estate taxes, personal property taxes and insurance costs the management has succeeded in controlling other costs.

      Depreciation and amortization is directly related to the acquisition and disposition of fixed assets.

      Interest expense was $124,745 for the quarter ended October 28, 2001 as compared to $170,541 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. The interest rate has decreased over the past few months resulting in a decrease in interest expense.

      The Company incurred noncash expenses of $24,460 for the 2001 and 2000 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

      During the quarter ended October 28, 2001, management decided to close the Wichita Falls unit. With respect to this closure, the Company has accrued $49,800 representing estimated future costs to be incurred prior to finding a sublessee for the facility. A non-cash write-off of $320,894 was recorded, representing the net book value of leasehold improvements and other equipment that management believes would have no fair value or use outside the restaurant. These costs have been recorded as "provision for restaurant closings" on the income statement. The Company incurred operating losses on this store of $48,800 in fiscal year 2002.

      The Company incurred $121,265 in losses on the sale of equipment for the quarter ended October 28, 2001. The equipment sold included items originally kept by the Company upon closure of the McAlester unit and items sold during the process of moving one unit into a new facility.

      Historically the third quarter of the year is the weakest of the year in terms of sales and earnings and this year was no exception. With the repercussions from events of September 11 along with the closing of the Wichita Falls unit, it has resulted in a loss of $865,685, or ten cents per common share, as compared to a loss of $114,431, or one cent per common share, for the third quarter of the prior year.

Thirty-Nine Weeks Ended October 28, 2001 Compared to Thirty-Nine Weeks Ended October 29, 2000.

      For the thirty-nine weeks ended October 28, 2001, sales were $14,313,456 as compared to sales of $16,107,300 for the first thirty-nine weeks of the prior year. The Company operated thirteen Amarillo Mesquite Grills as of October 28, 2001, as compared to fifteen Amarillo Mesquite Grills as of October 29, 2000.

      Cost of sales, as a percentage of total sales, was 37.4% and 34.4% for the 2001 and 2000 periods respectively. The increase in the cost of sales is a direct result in the increase in the cost of beef over the past thirty-nine weeks ended October 28, 2001, as compared to the same thirty-nine weeks ended October 29, 2000.

      Operating expense, as a percentage of total sales, was 53.9% and 52.1% for the 2001 and 2000 periods respectively. The increase in operating expense is due to the decrease in sales resulting in higher labor and utility costs as a percentage of total sales. The dollars spent is lower this quarter as compared to the same quarter last year.

      General and administrative expense, as a percentage of total sales was 5.7% for the thirty-nine weeks ended October 28, 2001, as compared to 5.9% for the first thirty-nine weeks of the prior year. The decrease in general and administrative expense has resulted from the Company's focus on retaining management staff thereby reducing the costs of recruiting and training.
The Company has experienced a rise in real estate taxes, personal property taxes and insurance costs but has been able to hold down the costs in general and administrative expenses the past thirty-nine weeks.

      Depreciation and amortization is directly related to the acquisition and disposition of fixed assets.

      Interest expense was $410,999 for the thirty-nine weeks ended October 28, 2001, as compared to $496,651 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. Over the past few months, the interest rates have continually declined, therefore the interest expense has decreased.

Liquidity and Capital Resources

      The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds from bank debt. On October 28, 2001 and January 28, 2001, the Company had an excess of current liabilities over current assets of $7,874,183 and $1,675,794, respectively. However included as a current liability as of October 28, 2001 is a bank note payable in the amount $5,904,586 which is due April 15, 2002. Cash flow from operations was $172,994 and $749,370 for 2001 and 2000 respectively.

      Management anticipates cash flow from operations for the full fiscal year of 2002 will enable the Company to meet its financial obligations as they come due. However, there may be periods during the year when cash flow is insufficient and additional debt or equity investment may be necessary. During the quarter ended October 28, 2001, two stockholders invested $200,000 in the Company, which was recorded as Additional Paid-In Capital.

      Management evaluates store performance and cash flows weekly. On a long-term basis, if cash flows from operations are not sufficient to meet working capital needs, management will consider menu modifications and price adjustments to increase margins. Management will also take actions to reduce store-level operating costs where possible. Additionally, management would consider closing underperforming locations where it believes the long term prospect of obtaining positive cash flow would not be possible.

      Substantially, all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for operations are not significant.

      The Company may consider expansion of the Amarillo Mesquite Grill concept in fiscal 2002 by leasing existing restaurant properties which are suitable for conversion to the Amarillo Mesquite Grill concept. It is expected that each conversion will require approximately $300,000 to $500,000 for equipment and remodel costs. A ground-up proto-type restaurant will cost approximately $1.3 million for the land, building and equipment.
The Company has no commitments for financing at this time. If the Company decides to expand in fiscal 2002, it may need to raise additional funds through debt or equity instruments, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

      The Company has restructured its long-term bank debt to provide for interest only payments through April 15, 2002. The purpose of the restructuring is to give management the option of investing cash flow back into our existing restaurants or adding new restaurants without increasing bank debt.

      Management anticipates refinancing this debt in April 2002 with its existing lender. However, the Company does not presently have a commitment from the lender, or other commitments for additional financing. If the Company's lender is not willing to refinance its debt when due, management will respond by restructuring its debt arrangements in a matter acceptable to the lender, by relocating this debt to an alternate lending source, or by securing new sources of debt or equity financing.

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

Pronouncements Issued Not Yet Adopted

      In July 2001, the Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets. Statement 142 a)eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life, and b)requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

      Upon adoption of this Statement, the Company will be required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001.

      The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The Company is required to implement this standard with its fiscal year beginning on January 28, 2002.

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

Item 6.  Exhibits and Reports on Form 8-K

         10.1 Promissory Note with Intrust Bank dated April 15, 2001

         No reports on Form 8-K were filed during the quarter ended October 28, 2001.

                               SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AMARILLO MESQUITE GRILL INC.
                                     (Registrant)




Date   December 8, 2001        /s/CHRIS F. HOTZE
                               Chris F. Hotze - President


Exhibit 10.1




PROMISSORY NOTE

   Principal   Loan Date      Maturity    Loan No    Call    Collateral
Account    Officer    Initials
 $5,904,586.21 04-15-2001    04-15-2002   35418      04A0       27         R-
186943    GAJ23
Borrower:                                 Lender:
Amarillo Mesquite Grill, Inc.             INTRUST Bank, N.A. P.O. Box One
P 0 BOX 2817                              105 N. Main
Wichita, KS 67201                         Wichita, KS 67201

Principal Amount: $5,904,586.21    Initial Rate: 7.500%      Date of Note: April
15, 2001
PROMISE TO PAY. Amarillo Mesquite Grill, Inc. ("Borrower") promises to pay to
INTRUST Bank, N.A. ("Lender"), or order,
in lawful money of the United States of America, the principal amount of Five
Million Nine Hundred Four Thousand Five
Hundred Eighty Six & 21/100 Dollars ($5,904,586.21), together with interest on the unpaid principal balance from
April 15, 2001, until paid in full.

PAYMENT. Borrower will pay this loan in one principal payment of $5,904,586.21 plus interest on April 15, 2002. This payment due April 15, 2002, will be for all principal and accrued interest not yet paid. In addition, Borrower will pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning May 15, 2001, with all subsequent interest payments to be due on the same day of each month after that. The annual interest rate for this
Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street
Journal (the "Index"). The Index is not
necessarily the lowest rate charged by Lender on its loans. If the Index becomes unavailable during the term of this loan, Lender may designate a substitute index after notice to Borrower. Lender will tell Borrower the current Index rate upon Borrower's request. Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often than each month on the first day of the month following the change of the index. The Index currently is 8.000% per annum. The Interest rate to be applied to the unpaid principal balance of this Note will be at a rate of 0.500 percentage points under the Index, resulting in an initial rate of 7.500% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, they will reduce the principal balance due.

LATE CHARGE. If a payment is 10 days or more late, Borrower will be charged
5.000% of the unpaid portion of the
regularly scheduled payment or $100.00, whichever is less.

DEFAULT. Borrower will be in default if any of the following happens: (a)
Borrower fails to make any payment when due.
(b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (d) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws, (e) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security Interest. This includes a garnishment of any of Borrower's accounts with Lender. (f) Any guarantor dies or any of the other events described in this default section occurs with respect to any guarantor of this Note. (g) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired. (h) Lender in good faith deems itself insecure.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, increase the variable interest rate on this Note 2.000 percentage points. The interest rate will not exceed the maximum rate permitted by applicable law. Lender may hire or pay someone else who is not a salaried employee of Lender to help collect this Note if Borrower does not pay. Borrower will be liable for all reasonable costs incurred in the collection of this Note, including but not limited to, court costs, attorneys' fees, and collection agency fees, except that such costs of collection shall not include the recovery of both attorneys' fees and collection agency fees. This Note has been delivered to Lender and accepted by Lender in the State of Kansas. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Sedgwick County, the State of Kansas. This Note shall be governed by and construed in accordance with the laws of the State of Kansas.

DISHONORED ITEM FEE. Borrower will pay a fee to Lender of $22.50 if Borrower makes a payment on Borrower's loan and the check or preauthorized charge with which Borrower pays is later dishonored.

RIGHT OF SETOFF. Borrower grants to Lender a contractual security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's right, title and interest in and to, Borrower's accounts with Lender
(whether checking, savings, or some other account), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA and Keogh accounts, and all trust accounts for which the grant of a security interest would be prohibited by law. Borrower authorizes
Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on this Note against any and all such accounts.

COLLATERAL. This Note is secured by
Security Agreement dated 6/10/97 covering all tangible and intangibles property of Amarillo Mesquite Grill, Inc., all equipment, utensils, small wares, furniture, inventory, accounts, contract rights, general intangibles, fixtures, and machinery located at various locations listed on attached Exhibit "A".

ADDITIONAL PROVISIONS:  FINANCIAL STATEMENTS. Borrower covenants and agrees with
Lender that Borrower will furnish to
Lender, in a form satisfactory to Lender, such financial statements and other financial and business information as
Lender may request from time to time including, without limitation, balance sheet and income statements on a periodic basis, tax returns, and listings of inventory, accounts or other assets.
Borrower further covenants and agrees with Lender that all financial statements provided to Lender shall be prepared in accordance with generally accepted accounting principles, consistently applied, and shall be certified by Borrower as being true and correct.
Borrower agrees to deliver financial statements and information requested by Lender no later than thirty (30) days after Lender's request for such information.

"TERMS AND FEES IF RENEWED. Borrower acknowledges that Lender is under no obligation to renew this Note upon its maturity. Any renewal shall be at Lender's sole option and may include terms and conditions that differ materially from those contained in this Note. Upon renewal, Bank may impose such fees and charges as the Bank deems appropriate, including, without limitation, a renewal fee, and if this Note evidences a line of credit, an unused commitment fee.".

PRIOR NOTE. Promissory Note #186943-35418 to renew.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend
(repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.


04-15-2001                     PROMISSORY NOTE                          Page 2
Loan No 35418                    (Continued)

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF
THIS NOTE,
INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF
THE NOTE AND
ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.

BORROWER:
Amarillo Mesquite Grill, Inc

By:   s/s Chris F. Hotze            By: s/s Alan Bundy
      Chris F. Hotze, President         Alan Bundy, Vice President
