Form 10-K
period 2002-01-27
AMARILLO MESQUITE GRILL INC
filed 2002-04-25
CIK 727089

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Fiscal Year Ended January 27, 2002

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

Insert by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 1, 2002, 8,241,137 common shares (not including 60,000 shares held as treasury stock) were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares ($.25) as of such date on the OTC Bulletin Board) of Amarillo Mesquite Grill, Inc. held by non-affiliates was approximately $864,090 (For purposes of this valuation "affiliates" are the officers, directors and 5% shareholders of the Company.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

          Proxy Statement for the fiscal year ended January 27, 2002
                     (Items 10, 11, 12 and 13 of PART III)

                        AMARILLO MESQUITE GRILL, INC.


                          Annual Report on Form 10-K
                   For the Fiscal Year Ended January 27, 2002


PART I.                                                                PAGE


Item 1.  Business.......................................................  1
Item 2.  Properties.....................................................  5
Item 3.  Legal Proceedings..............................................  6
Item 4.  Submission of Matters to a Vote of Security Holders............. 6

PART II.

Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................  7
Item 6.  Selected Financial Data........................................  8
Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  9
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..... 12
Item 8.  Financial Statements and Supplementary Data...................  12
Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure......................  12

PART III.

Item 10.  Directors and Executive Officers of the Registrant...........  12
Item 11.  Executive Compensation.......................................  12
Item 12.  Security Ownership of Certain Beneficial Owners and
              Management...............................................  12
Item 13.  Certain Relationships and Related Transactions...............  12

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K..............................................  13

Signatures.............................................................  15

Financial Statements.................................................   F-1

                                  PART I


Item 1.  BUSINESS

         A)  General Development of Business.

             Amarillo Mesquite Grill, Inc., formerly Maverick Restaurant Corporation (the "Company"), was incorporated under the laws of the State of Kansas on May 5, 1982. From the date of its incorporation until 1993, the Company operated Grandy's restaurants. Grandy's restaurants featured "home-cooked" type meals, such as southern-fried chicken, country-fried steak and mashed potatoes and gravy, in a fast food setting.

             In 1993, the Company began the process of selling its existing Grandy's restaurants or converting the buildings which these restaurants were located in, to Cotton Patch Cafe restaurants. Cotton Patch Cafe featured a southern home-style menu and offered full table service in a relaxed, family oriented environment.

             On June 17, 1996, the Company acquired the assets of the Amarillo Mesquite Grill restaurant chain from Homestead West, Inc. and Amagril, Inc. for 1,000,000 shares of the Company's restricted common stock and cash in the amount of $1,500,000. The Amarillo Mesquite Grill restaurant chain consisted of four restaurants at the date of purchase: two located in Wichita, Kansas, one located in Hutchinson, Kansas and one located in Overland Park, Kansas. Since the date of this acquisition, the Company has converted its Cotton Patch Cafe restaurants to Amarillo Mesquite Grill restaurants.

             The Company had in operation thirteen Amarillo Mesquite Grill restaurants in Kansas, Oklahoma, Missouri and Arkansas at the end of fiscal 2002. Amarillo Mesquite Grill restaurants offer a casual dining environment serving prime rib, steaks, chicken and seafood grilled over mesquite wood. The Company intends to focus its business activities on the development of additional Amarillo Mesquite Grill restaurants.

             During fiscal 2002, the Company closed its restaurants in Wichita Falls, Texas and McAlester, Oklahoma. The Company has entered into subleases on these restaurant facilities. The Company relocated one of its Wichita, Kansas locations to a higher traffic area within 3 miles of its former location. On March 3, 2002, the Company closed its Springfield, Missouri restaurant and entered into a sublease with a third party to sublease the restaurant facilities.

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

                 The Company believes that the Amarillo Mesquite Grill restaurant concept and menu are designed to attract loyal clientele who return with a high degree of frequency at both lunch and dinner. The decor of the Company's restaurants features a variety of western and country artifacts, giving it a relaxed friendly feel. Amarillo Mesquite Grill is further distinguished by requiring from its meat purveyors high- quality, USDA choice or better graded steaks, many of which are hand-cut fresh daily on site. High-quality ingredients are used for all menu items. All meals are served in generous portions by a well-trained friendly staff.

                 The Amarillo Mesquite Grill restaurant is a free-standing building. The Company owns the furniture, fixtures and equipment used in its restaurants. Each restaurant serves alcoholic beverages and features a bar area located adjacent to the dining room primarily to accommodate customers waiting for tables.

                 The average cost of a meal at the Company's Amarillo Mesquite Grill restaurant is approximately $7.50 for lunch and $13.00 for dinner. Alcoholic beverage service accounts for approximately 8% of the Company's net sales at each restaurant. The Company's restaurants are open seven days a week.

                 The following table sets forth the location and opening or acquisition date of the Company's Amarillo Mesquite Grill restaurants in operation at the end of the 2002 fiscal year:

                                                           DATE OPENED
                 LOCATION                                  OR PURCHASED

                 Wichita, Kansas #1                        June 17, 1996
                 Wichita, Kansas #2                        June 17, 1996
                 Hutchinson, Kansas                        June 17, 1996
                 Ponca City, Oklahoma                      December 9, 1996
                 Rogers, Arkansas                          February 17, 1997
                 Salina, Kansas                            April 21, 1997
                *Springfield, Missouri                     June 23, 1997
                 Enid, Oklahoma                            August 1, 1997
                 Muskogee, Oklahoma                        November 12, 1997
                 Wichita, Kansas #3                        January 14, 1998
                 Manhattan, Kansas                         February 2, 1998
                 Bartlesville, Oklahoma                    July 27, 1998
                 Topeka, Kansas                            December 3, 1999
       ___________________
               * Closed on March 3, 2002

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

             v)  Seasonality.

                 The Company experiences increased sales during holiday periods in its restaurants during the months of November and December. The third quarter consisting of the months of August, September and October experience the lowest amount of sales.

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

                 Not Applicable

           xii)  Compliance with Environmental Regulation.

                 Not Applicable

          xiii)  Employees.

                 As of April 1, 2002, the Company employed approximately 500 persons, including 5 administrative, 57 managerial, 80 full-time and 347 part-time restaurant employees.

         D) Financial Information About Foreign and Domestic Operations and Export Sales.

             Not Applicable

Item 2.  PROPERTIES

The Company's principal executive office is located at 302 North Rock Road, Suite 200, Wichita, Kansas 67206. This office space is leased from an unrelated third party.

The land and buildings for the Company's twelve of the thirteen restaurants are leased pursuant to long-term leases with unrelated third parties. The initial lease terms are for a period of ten to twenty years with provisions for two additional five year extensions. The building for the Springfield restaurant, which was closed subsequent to year end, is owned but subject to a 15 year land lease with four five year renewal options. Upon closure of the restaurant, this building was leased to a new tenant who assumed the land lease obligation. The Company pays minimum annual rentals for the land and building of each restaurant in amounts ranging from approximately $33,000 to $129,187. In some cases, the rental rates escalate in accordance with sales volume in excess of specified amounts. Each lease obligates the Company to pay the real estate taxes and utilities applicable to the particular location, to maintain casualty and liability insurance, and to keep the property in general repair. The Company also owns two buildings that are being leased to third parties.

The Company's restaurants encompass approximately 4,000 to 6,000 square feet. These restaurants seat approximately 140 to 280 persons and have on-site parking for an average of 70 cars. Typical capital costs for a restaurant facility are approximately $400,000 for land, $600,000 for the building and $300,000 for equipment and furnishings. The Company has historically leased the land and buildings used pursuant to long-term lease arrangements.

Item 3.  LEGAL PROCEEDINGS

On September 18, 2000, Casey M. Bachrodt and Kelly J. Bachrodt filed a petition in the District Court, Sedgwick County, Kansas naming the Company as defendant. The petition alleges that the Company interfered with a contract and interfered with a prospective business advantage when it purchased the Amarillo Grill Restaurants from Alan Bundy in June 1996.
The plaintiffs are seeking damages in the amount of $9,000,000. The proceedings are in the discovery process, however, the Company believes it will be successful in its defense of this lawsuit.

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

                                                        Bid Price
             Quarter Ended                       High               Low
             April 30, 2000                    $   .75            $ .531
             July 30, 2000                       1.625              .625
             October 29, 2000                     .938             .5625
             January 28, 2001                      .75              .156

                                                        Bid Price
             Quarter Ended                       High               Low
             April 28, 2001                    $  1.01            $ .375
             July 29, 2001                         .85               .21
             October 28, 2001                      .42               .25
             January 27, 2002                      .31               .17


         B)  Holders of Company's Common Stock.

             The number of holders of record of the Company's common stock as of January 27, 2002, was approximately 420, as determined by an examination of the Company's transfer book. However, because a number of shares of stock are held in "street name," the actual number could not be determined more precisely.

         C)  Dividends.

             The Company has not paid dividends to its stockholders since its inception. For the foreseeable future, it is anticipated that any earnings which may be generated from operations of the Company will be used to finance the growth of the Company, and that dividends will not be paid to stockholders.

Item 6.                            SELECTED FINANCIAL DATA

Years Ended                January 27,    January 28,    January 30,    January 31,    January 25,
                             2002           2001           2000           1999           1998

Operating Data:
  Net sales               $ 18,696,306    $ 20,808,604   $ 18,355,305   $ 20,509,882   $16,022,471
  Net loss                $ (2,911,895)   $   (639,526)  $   (369,097)  $   (490,039)  $(1,270,293)
  Net loss per share      $       (.35)   $       (.08)  $       (.05)  $       (.06)  $      (.18)

Balance Sheet Data:
  Current assets          $    609,242    $    700,672   $    768,758   $    516,789   $   965,335
  Property and equipment     4,495,216       6,746,428      7,377,764      7,466,707     7,442,598
  Other assets                 589,938         651,800        726,929        798,014       873,408

  Total assets            $  5,694,396    $  8,098,900   $  8,873,451   $  8,781,510   $ 9,281,341

  Current liabilities     $  2,623,879    $  2,376,466   $  2,572,100   $  3,456,306   $ 3,198,960
  Long-term debt, less
    current portion          5,904,586       5,904,586      5,904,586      5,164,077     5,618,279
  Obligation under capital
    leases, less current
    portion                    860,011         910,873        961,104      1,006,142     1,046,525
  Advances from affiliates           -               -              -         81,587             -
  Stockholders' equity
    (deficit)               (3,694,080)     (1,093,025)      (564,339)      (926,602)     (582,423)

  Total liabilities and
    stockholders' equity
   (deficit)              $  5,694,396    $  8,098,900    $ 8,873,451   $  8,781,510   $ 9,281,341


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended January 27, 2002, sales were $18,696,306 as compared to $20,808,604 and $18,355,305 for fiscal 2001 and 2000, respectively. Cost of sales, as a percentage of total sales, was 37.0%, 34.6%, and 34.7% for fiscal 2002, 2001 and 2000, respectively. The increase in cost of sales from fiscal 2001 to fiscal 2002, as a percentage of sales, was the result of higher costs in meat and poultry, dairy and groceries.

Operating expenses include all direct and indirect labor costs incurred at the store level and all other store level operating costs, the major component of which are operating supplies, rent, repairs and maintenance, advertising, utilities and other occupancy costs. Operating expenses, as a percentage of total sales, were 54.3%, 52.8% and 49.9% for fiscal 2002, 2001 and 2000, respectively. The increase in operating expense from fiscal 2001 to fiscal 2002, as a percentage of total sales, is the result of higher labor costs combined with decreased sales.

General and administrative expenses include area management personnel and recruiting and training expenses relating to the development of management personnel for future restaurants as well as home office costs for administration, accounting, support personnel, rent and other costs of maintaining a central office. General and administrative expenses, as a percentage of total sales, were 5.6%, 6.0% and 7.6% for fiscal 2002, 2001 and 2000, respectively. The decrease in general and administrative expenses from fiscal 2001 to fiscal 2002, as a percentage of sales, can be attributed to a reduction in recruiting and training costs and an increase in overall efficiency in operations by the Company.

Interest expense for fiscal 2002, 2001 and 2000 was $516,484, $665,080 and $642,724, respectively. Interest expense is directly related to the amount of borrowings and the interest rate.

The Company incurred noncash expenses of $97,840 in fiscal 2002, 2001 and 2000, respectively related to the issuance of stock options pursuant to debt guarantees as disclosed in note 3 to the financial statements.

A significant part of the Company's loss for the current year ended January 27, 2002 can be attributed to the Company's closure of its Wichita Falls, Texas restaurant and its decision to close its Springfield, Missouri restaurant on March 3, 2002. The Company incurred a non-cash write-off of approximately $564,600 relating to the closure or anticipated closure of these restaurants. In addition, the Company was required to classify certain assets of its Salina, Kansas, Muskogee, Oklahoma and Springfield, Missouri restaurants as impaired, resulting in a non-cash write-off of $1,144,654.

As of January 28, 2002, the Company has federal net operating loss carryforwards for income tax purposes of approximately $7,631,000 which, if not used, will expire, $1,193,000 in fiscal 2003, $434,000 in fiscal 2004, $134,000 in fiscal 2005, $6,000 in fiscal 2006, $180,000 in fiscal 2008,
$45,000 in fiscal 2009, $114,000 in fiscal 2011, $1,524,000 in fiscal 2012,
$1,706,000 in fiscal 2013, $567,000 in fiscal 2019, $233,000 in fiscal 2020 and $88,000 in fiscal year 2021, and $1,407,000 in fiscal year 2022.

The Company's loss for the current year ended January 27, 2002, can in part be attributed to higher costs of food in combination with lower sales and the write-off of assets associated with closed or impaired restaurants.

Liquidity and Capital Resources

The Company's primary sources of funds to finance its business have been its cash flow from operations and, principally during the past three years, proceeds from long-term debt. On January 27, 2002 and January 28, 2001, the Company had an excess of current liabilities over current assets of $2,014,637 and $1,675,794, respectively. Cash flow from operations was $205,123, $818,763 and $762,797 for fiscal 2002, 2001 and 2000, respectively.
Management anticipates higher cash flow from restaurant operations in fiscal 2003 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 2003 as they come due.

Management anticipates cash flow from operations for the full fiscal year of 2003 will enable the Company to meet its financial obligations as they come due. However, it is reasonably possible that there may be periods during the year when cash flow is insufficient and additional debt or equity investment may be necessary. There is no assurance that such additional debt or equity will be available to the Company.

On September 28, 2001, two majority stockholders of the Company contributed an aggregate amount of $200,000 to the Company. This contribution was recorded as additional paid-in capital on the Company's balance sheet and no additional shares of stock were issued. There is no assurance that additional contributions will be made by these individuals in the future.

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

Substantially all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories; therefore, working capital requirements for receivables and inventories are not significant. During fiscal year 2002, the Company's obligations to its trade creditors increased by $143,167 to $1,202,836. This increase provided significant cash flow to operating activities, and it is not expected to recur in the future. Instead, supplier relations are expected to dictate a reduction in accounts payable, reducing cash flow accordingly. The expected reduction in accounts payable is planned to occur through cash flow generated by operations; there is no assurance that such cash flow will occur.

Additions to property and equipment and the acquisition of restaurants have historically represented the single largest use of funds by the Company. The expenditures are primarily made for the purchase and development of new restaurants. Capital expenditures were $291,686 for the year ended January 27, 2002, compared to $522,550 for the year ended January 28, 2001. Capital expenditures during fiscal 2002 were primarily for replacement equipment for moving the west Wichita restaurant to a new location. The Company expects to minimize its capital expenditures for fiscal 2003.

The Company has renewed its long-term bank debt that provides for interest only payments through April 15, 2003. The Company intends to use its cash flow from operations in 2003 to pay in full a promissory note payable entered into for purchase of equipment for its relocation restaurant in Wichita, Kansas, in the amount of $83,333, and to make a partial reduction in its $163,799 note payable to a bank (see note 4 to the financial statements). The Company expects to renew the balance of the note payable to the bank. There is no assurance that this renewal will occur.

This report contains certain forward-looking statements, including those relating to expected future cash flow from operations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, actual results could differ materially from such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that objectives and plans of the Company will be achieved.

Pronouncements Issued Not Yet Adopted. In July 2001, the Financial Accounting Standards Board issued Statement 142, "Goodwill and Other Intangible Assets," which will potentially impact the Company's accounting for its reported goodwill and other intangible assets. Statement 142: (a) eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life, and (b) requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of this Statement, the Company will be required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. As of January 27, 2002, the Company has $540,637 recorded for goodwill that could potentially be affected by this statement. The Company is required to implement this standard with its fiscal year beginning on January 28, 2002 and is required to have its initial impairment test for goodwill completed by July 2002.

In August 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of." This statement is effective for the Company with its fiscal year beginning January 28, 2002 and supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company estimates that Statement 144 will not have a material impact on its process for reviewing and recognizing impairments on its long-lived assets.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 2002 Annual Meeting of Stockholders under the section entitled "Election of Directors" and under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and these portions of such Proxy Statement are herein incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

The information relating to this Item is included in the Company's Annual Proxy Statement for the 2002 Annual Meeting of Stockholders under the section entitled "Executive Compensation" and "Directors' Fees" and these portions of such Proxy Statement are herein incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to this Item is included in the Company's Annual Proxy Statement for the 2002 Annual Meeting of Stockholders under the section entitled "Principal Holders of Securities" and that portion of such Proxy Statement is herein incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to this Item is included in the Company's Annual Proxy Statement for the 2002 Annual Meeting of Stockholders under the section entitled "Certain Relationships and Related Transactions" and that portion of such Proxy Statement is herein incorporated by reference.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          A)  Documents Filed as a Part of this Report.

              i)  Financial Statements

                  See "Index to Financial Statements" on Page F-1 of this
                  Report

             ii)  Financial Statement Schedules

                  Not Applicable

            iii)  Exhibits

                  See Item 14(c), "Exhibits" below.

         B)  Reports on Form 8-K.

             No reports on Form 8-K were filed by the Company during the quarter ended January 27, 2002.

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

         10.3 Promissory Note with Intrust Bank dated April 15, 2001 (filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended October 28, 2001 and such exhibit is hereby incorporated by reference).

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

Date: April 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons of the Registrant and in the capacities and on the date indicated.

Signature                       Title                       Date

/s/ Chris F. Hotze              President, Chairman of      April 27, 2002
Chris F. Hotze                  the Board and Director
                                (Principal Executive
                                Officer and Principal
                                Financial and Accounting
                                Officer)

/s/ Alan L. Bundy               Executive Vice President    April 27, 2002
Alan L. Bundy                   and Director


/s/ C. Howard Wilkins, Jr.      Director                    April 27, 2002
C. Howard Wilkins, Jr.

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

10.3   Promissory Note with Intrust Bank dated April 15, 2001
       (filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended October 28, 2001 and such exhibit is hereby incorporated by reference).

23     Consent of Allen, Gibbs & Houlik, L.C. (filed herewith).

________________
*Management's Compensation Plan

                  AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS
                                                                    Page

Independent Auditors' Reports....................................    F-2


Financial Statements:

  Consolidated Balance Sheets.................................... F-3 - F-4

  Consolidated Statements of Operations..........................    F-5

  Consolidated Statements of Stockholders' Equity (Deficit)......    F-6

  Consolidated Statements of Cash Flows..........................    F-7

  Notes to Consolidated Financial Statements..................... F-8 - F-25

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Amarillo Mesquite Grill, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Amarillo Mesquite Grill, Inc. and Subsidiary as of January 27, 2002 and January 28, 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended January 27, 2002, January 28, 2001, and January 30, 2000. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Mesquite Grill, Inc. and Subsidiary as of January 27, 2002 and January 28, 2001, and the results of their operations and their cash flows for the years ended January 27, 2002, January 28, 2001, and January 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                Allen, Gibbs & Houlik, L.C.

March 21, 2002, except for Note 4, as to which the date is April 12, 2002

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                     January 27, 2002 and January 28, 2001


                                   ASSETS

                                                       2002            2001
CURRENT ASSETS
  Cash                                           $    259,050    $    348,182
  Accounts receivable                                  20,381          17,248
  Note receivable                                      13,047              --
  Advances to affiliates                               13,364          35,868
  Inventories                                         150,867         168,953
  Prepaid expenses and other current assets           152,533         130,421

       Total current assets                           609,242         700,672

PROPERTY AND EQUIPMENT
  Buildings                                           682,829       1,122,019
  Leasehold improvements                            2,193,445       2,758,064
  Equipment and fixtures                            4,030,661       5,346,363
  Transportation equipment                             18,999          18,999
  Property under capital leases                       848,822       1,234,626

                                                    7,774,756      10,480,071
  Less accumulated depreciation and amortization    3,279,540       3,733,643

       Total property and equipment                 4,495,216       6,746,428

OTHER ASSETS
  Cost in excess of net tangible assets
    of purchased businesses, net of
    accumulated amortization of $406,644
    and $333,824                                      540,367         613,187
  Deposits and other                                   35,123          38,613
  Note receivable                                      14,448              --

       Total other assets                             589,938         651,800

       Total assets                               $ 5,694,396     $ 8,098,900


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                       2002            2001
CURRENT LIABILITIES
  Notes payable                                   $    241,299   $    220,284
  Current portion of obligations under capital
    leases                                              56,024         50,231
  Accounts payable                                   1,202,836      1,059,669
  Accrued payroll                                      180,076        213,338
  Accrual for gift certificates                        402,754        339,815
  Other accrued liabilities                            449,003        457,279
  Accrual for restaurant closings                       91,887         35,850

       Total current liabilities                     2,623,879      2,376,466


LONG-TERM LIABILITIES

  Short-term debt, subsequently refinanced           5,904,586      5,904,586
  Obligations under capital leases, less
    current portion                                    860,011        910,873

       Total liabilities                             9,388,476      9,191,925

COMMITMENTS

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value;
    authorized 10,000,000 shares; none issued               --             --
  Common stock, $.01 par value; authorized
    20,000,000 shares; issued 8,301,137 shares
    at January 27, 2002 and January 28, 2001            83,011         83,011
  Additional paid-in capital                         7,954,302      7,643,462
  Accumulated deficit                              (11,461,393)    (8,549,498)
  Treasury stock, 60,000 shares of common stock,
    at cost                                           (270,000)      (270,000)

       Total stockholders' deficit                  (3,694,080)    (1,093,025)

       Total liabilities and stockholders'
         deficit                                  $  5,694,396   $  8,098,900


                            The accompanying notes are an integral
                              part of these financial statements.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS

      Years ended January 27, 2002, January 28, 2001, and January 30, 2000

                                       2002            2001            2000
Net sales                          $ 18,696,306    $ 20,808,604    $ 18,355,305

Costs and expenses:
  Cost of sales                       6,918,010       7,189,569      6,374,037
  Restaurant operating expenses      10,159,114      10,988,848      9,163,419
  General and administrative          1,047,093       1,238,500      1,389,528
  Depreciation and amortization         944,403       1,020,398        934,614
  Asset impairment                    1,144,654              --             --
  Provision for restaurant closings     564,600         247,895             --

       Total costs and expenses      20,777,874      20,685,210     17,861,598

       Operating (loss) income       (2,081,568)        123,394        493,707

Other income (expense):
  Interest expense                     (516,484)       (665,080)      (642,724)
  Litigation expense                         --              --       (122,240)
  Non-cash expense from issuance of
    stock options to related parties
    pursuant to debt guarantees         (97,840)        (97,840)       (97,840)
  Loss on disposal of property and
    equipment                          (216,003)             --             --

       Total other expense             (830,327)       (762,920)      (862,804)

       Loss before income taxes      (2,911,895)       (639,526)      (369,097)

Income taxes                                 --              --             --

       Net loss                   $  (2,911,895)   $   (639,526)   $  (369,097)

Net loss per common share & basic
  and diluted                     $        (.35)   $       (.08)   $      (.05)

Average shares outstanding & basic
  and diluted                         8,241,137       8,241,137      7,908,111


                            The accompanying notes are an integral
                              part of these financial statements.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

      Years Ended January 27, 2002, January 28, 2001, and January 30, 2000


                                                 Additional
                                    Common        Paid-In         Accumulated       Treasury
                                    Stock         Capital           Deficit          Stock          Total

Balance, January 31, 1999          $  77,059   $  6,807,214    $   (7,540,875)    $  (270,000)  $   (926,602)
Contributed capital                       --          9,000                --              --          9,000
Non-cash expense from issuance of
  stock options to related parties
  pursuant to debt guarantees             --         97,840                --              --         97,840
Issuance of 78,000 shares of common
  stock pursuant to stock option
  plans                                  780         23,740                --              --         24,520
Issuance of 517,242 shares of common
  stock to related parties             5,172        594,828                --              --        600,000
Net loss                                  --             --          (369,097)             --       (369,097)

Balance, January 30, 2000             83,011      7,532,622        (7,909,972)       (270,000)      (564,339)
Contributed capital                       --         13,000                --              --         13,000
Non-cash expense from issuance of
  stock options to related parties
  pursuant to debt guarantees             --         97,840                --              --         97,840
Net loss                                  --             --          (639,526)             --       (639,526)

Balance, January 28, 2001             83,011      7,643,462        (8,549,498)       (270,000)    (1,093,025)
Contributed capital                       --        213,000                --              --        213,000
Non-cash expense from issuance of
  stock options to related parties
  pursuant to debt guarantees             --         97,840                --              --         97,840
Net loss                                  --             --        (2,911,895)             --     (2,911,895)

Balance, January 27, 2002          $  83,011   $  7,954,302    $  (11,461,393  )  $  (270,000)  $ (3,694,080)

                            The accompanying notes are an integral
                              part of these financial statements.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

      Years Ended January 27, 2002, January 28, 2001, and January 30, 2000



                                                2002           2001           2000
Cash flows from operating activities:
  Net loss                                $ (2,911,895)  $  (639,526)  $  (369,097)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
     Depreciation and amortization             944,403     1,020,398       934,614
     Loss on disposal of fixed assets          216,003            --            --
     Provision for restaurant closings         564,600       247,895            --
     Asset impairment                        1,144,654            --            --
     Non-cash compensation expense              13,000        13,000         9,000
     Non-cash expense from issuance
       of stock options to related parties
       pursuant to debt guarantees              97,840        97,840        97,840
     Increase (decrease) in cash, net
       of effects of acquisitions and
       dispositions:
         Accounts receivable                    (3,133)        3,889        (4,225)
         Advances to affiliate                  22,504         9,787       (45,655)
         Notes receivable                        2,505            --            --
         Inventories                            18,086            74       (28,613)
         Prepaid expenses                      (22,112)       (5,192)       19,721
         Accounts payable                      143,167        30,422       107,416
         Accrued expenses                       21,401        43,604        43,531
         Accrual for restaurant closings       (49,390)           --            --
         Other                                   3,490        (3,428)       (1,735)
           Net cash provided by operating
             activities                        205,123       818,763       762,797
Cash flows from investing activities:
  Additions to property and equipment         (291,686)     (522,550)     (772,851)
  Proceeds from sale of fixed assets             8,650            --            --
         Net cash used in investing
           activities                         (283,036)     (522,550)     (772,851)
Cash flows from financing activities:
  Issuance of common stock to related parties       --            --       600,000
  Issuance of common stock pursuant to stock
    option plan                                     --            --        24,520
  Additional paid-in capital from related
    parties                                    200,000            --            --
  Repayment of note payable and note payable,
    related party                                   --      (274,628)      (55,088)
  Repayment of affiliate                            --            --       (81,587)
  Repayment of long-term debt and capital
    lease obligations                         (211,219)      (81,113)     (284,594)
         Net cash (used in) provided by
           financing activities                (11,219)     (355,741)      203,251
         (Decrease) increase in cash           (89,132)      (59,528)      193,197
Cash at beginning of year                      348,182       407,710       214,513
  Cash at end of year                     $    259,050   $   348,182   $   407,710

Non-cash activity

Sale of assets in exchange of a note
  receivable                              $     30,000   $        --   $        --
Debt incurred for acquisition of
  fixed assets                            $    187,165   $        --   $        --
Cash paid during the year for:
  Interest                                $    516,484   $   665,080   $   666,776
  Income taxes                                      --            --            --


                            The accompanying notes are an integral
                              part of these financial statements.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  OPERATIONS

    Amarillo Mesquite Grill, Inc. and Subsidiary (Company) own and operate 13 Amarillo Grill restaurants in Kansas, Oklahoma, Missouri, and Arkansas. Amarillo Grill is a casual, full-service restaurant specializing in mesquite-grilled steaks. During fiscal 2001, the Company formed a wholly-owned subsidiary, Amarillo Mesquite Grill of Texas, Inc., which operated the restaurant located in Wichita Falls, Texas. This location was closed during fiscal year 2002.


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

    The Company owns three buildings, all of which are leased to third parties. One building is the Springfield restaurant location, which is subject to a land lease, beginning in 1997, for 15 years, with four five-year renewal options. See also Note 5.



                         The accompanying notes are an integral
                          part of these financial statements.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Impairment of Long-lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. A two-year history of restaurant operating losses is used as a primary indicator of potential impairment. Recoverability of assets to be held and used is measured on a restaurant-by-restaurant basis through comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. See also Note 8.

    Intangible Assets - Cost in excess of net tangible assets of purchased businesses is amortized on a straight-line basis over the remaining lives of the building leases. The Company periodically assesses the recoverability of intangible assets on a restaurant-by-restaurant basis by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. No intangible assets were considered impaired at January 27, 2002. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows associated with the intangible assets are not achieved.

    Pre-Opening Costs - Pre-opening costs are charged to operations as incurred.

    Advertising - The Company expenses advertising costs as incurred. Advertising expense was $428,987, $186,297, and $293,987 during fiscal years 2002, 2001, and 2000, respectively.

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

    Options to purchase common stock were not included in the computation of diluted earnings (loss) per common share because the Company had a net loss available to common stockholders and the inclusion of such options would be antidilutive. As of January 27, 2002, there were 1,288,100 options outstanding at a weighted average exercise price of $1.87 that may be dilutive in the future. As of January 28, 2001, there were 1,325,475 options outstanding at a weighted average exercise price of $1.93. As of January 30, 2000, there were 1,277,937 options outstanding at a weighted average exercise price of $2.04.

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

    Reclassifications - Certain amounts on the January 28, 2001 financial statements have been reclassified, with no effect on net income or earnings per common share, to be consistent with the classifications adopted for the year ended January 27, 2002.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Pronouncements Issued Not Yet Adopted - In July 2001, the Financial Accounting Standards Board issued Statement 142, "Goodwill and Other Intangible Assets," which will potentially impact the Company's accounting for its reported goodwill and other intangible assets. Statement 142: (a) eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and (b) requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

    Upon adoption of this Statement, the Company will be required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001.

    The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. As of January 27, 2002, the Company had $540,367 recorded for goodwill that could potentially be affected by this statement. The Company is required to implement this standard with its fiscal year beginning on January 28, 2002 and is required to have its initial impairment test for goodwill completed by July 2002.

    In August 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of." This statement is effective for the Company with its fiscal year beginning January 28, 2002 and supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company estimates that Statement 144 will not have a material impact on its process for reviewing and recognizing impairments on its long-lived assets.


3.  RELATED PARTY TRANSACTIONS

    The Company shares office space and certain administrative employees with affiliated companies owned in part by certain stockholders of the Company. Rent expense, utilities, and other office expenses are allocated between the companies based on estimated usage.

    Advances to/from Affiliates - At January 27, 2002, the Company had a receivable from Red Apple Corporation of $10,973 and a receivable from Maverick Development Corp. of $2,391. The Company had a receivable from Red Apple Corporation for $29,418 and a receivable from Maverick Development Corp. of $6,450 at January 28, 2001. The notes have an implied interest rate of 8%.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


3.  RELATED PARTY TRANSACTIONS (CONTINUED)

    Contributed Capital - During the third quarter of fiscal 2002, two major stockholders invested $200,000 in the Company, which was recorded as additional paid-in capital.

    Stockholders' Equity - The Company's president is also employed by another corporation owned by a major stockholder of the Company, and his salary is paid by that corporation. He received no compensation from the Company during 2002, 2001, or 2000. The Company determined that the president performed services valued at $13,000 in 2002 and 2001 and $9,000 in 2000, and accordingly, such amounts have been recorded as compensation expense with a corresponding credit to additional paid-in-capital in the accompanying financial statements.

    On June 17, 1996, the Company entered into Stock Option Agreements with a director of the Company and a principal stockholder of the Company, whereby it agreed to grant stock options as consideration for the guarantee of a note payable to bank by such individuals for the benefit of the Company. These two individuals were each granted options to purchase 250,000 shares of the Company's common stock. The exercise price of the options granted pursuant to this agreement is $2.19 per share, and all options granted are exercisable immediately and expire seven years from the date of grant. Total non-cash debt guarantee expense aggregating $684,875 is based on the fair value of the stock options granted pursuant to the Stock Option Agreements, which is being recognized as expense over the period of time the related debt is outstanding. The amount of non-cash expense recorded was $97,840 for each of the three years ended January 27, 2002.

    The per share weighted average fair value of stock options granted under the Stock Option Agreements during fiscal 1997 was $1.37 on the date of grant using the Black Scholes option-pricing model and the following weighted average assumptions: expected dividend yield 0%, expected volatility of 145.0%, risk-free interest rate of 6.72% and an expected life of five years.

    At January 27, 2002, the weighted average remaining contractual life of the 500,000 outstanding options under the Stock Option Agreements was
    1.375 years.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


4.  FINANCING ARRANGEMENTS

    Notes Payable - As of January 27, 2002, the Company has a 7.0% note payable to a bank in the amount of $163,799, which is due June 18, 2002, and another note payable to an unrelated third party in the amount of $83,333 due in June 2002. This note did not have a stated interest rate. The present value of the total future payments on the note was determined using an imputed interest rate of 11%. This resulted in a discount, which totaled $5,833 at January 27, 2002.

    Long-term Debt - As of January 27, 2002 and January 28, 2001, long-term debt consisted of the following:

                                                     2002           2001
    Note payable to bank, with interest only due
      monthly at the Wall Street Journal prime
      rate less 1/2% (4.25% at January 27, 2002)
      with principal due April 2002.              $ 5,904,586    $ 5,904,586

    Less current portion                                   --             --

    Long-term debt, less current portion          $ 5,904,586    $ 5,904,586

    In October 1999, the Company negotiated with its bank to consolidate four of its notes payable into one new note. Interest-only payments are to be made on this note through April 2002. In April 2002, the terms of this note were extended, with final maturity due in April 2003.

    Maturities of long-term debt are as follows:

                            2004     $ 5,904,586

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

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


5.  LEASE AGREEMENTS

    The Company leases all of its restaurant facilities except the Springfield location under agreements with initial lease terms of 10 to 20 years generally with a provision for one or two renewal options of five years each. The Springfield location, which was closed in March 2002, is owned but subject to a land lease. These agreements provide for minimum annual rentals and, in certain instances, contingent rentals based on sales performance. The Company is obligated to pay real estate taxes, insurance, and maintenance.

    The Company has also entered into a lease agreement for its corporate offices. The lease agreement has a term of five years with a provision for two renewal options of three years each. The lease agreement provides for minimum annual rentals and additional rentals based on operating costs incurred by the lessor. The Company is obligated to pay real estate taxes, insurance, and maintenance.

    Future minimum lease payments required for the years subsequent to January 27, 2002, under operating leases, including amounts accrued for restaurant closings, are as follows:

                          2003    $   1,023,581
                          2004          975,766
                          2005          828,997
                          2006          644,402
                          2007          512,779
                        Thereafter    4,007,877

                                  $   7,993,402

    Annual rent expense under operating leases was $979,751, $1,013,712, and $906,208 for the fiscal years ended January 27, 2002, January 28, 2001, and January 30, 2000, respectively. This included percentage rental payments in the amount of $4,254, $7,010, and $5,709 for the fiscal years ended January 27, 2002, January 28, 2001, and January 30, 2000, respectively.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


5.  LEASE AGREEMENTS (CONTINUED)

    Property and accumulated depreciation accounts at January 27, 2002 include $848,822 and $451,883, respectively, for leases that have been capitalized. Generally, the building portions of such leases are capitalized whereas the land portion of such leases are considered operating leases. The future minimum lease payment obligations under capital leases for the years subsequent to January 27, 2002 are as follows:

                      2003                        $  151,102
                      2004                           151,102
                      2005                           151,102
                      2006                           151,102
                      2007                           121,402
                   Thereafter                        909,213

                                                   1,635,023
          Less amount representing interest          718,988

          Total obligations under capital leases     916,035
          Less current portion                        56,024

          Obligations under capital leases,
            less current portion                  $  860,011

    The Company, as lessor, subleased three properties to outside third parties in fiscal 2002. Subsequent to fiscal 2002, the Company subleased one additional property to an unrelated third party. Property and accumulated depreciation accounts at January 27, 2002 include $1,326,910 and $426,477, respectively, related to these properties.

    Future minimum lease payments to be received subsequent to January 27, 2002 are as follows:

                           2003        $  238,333
                           2004           274,000
                           2005           216,500
                           2006            86,500
                           2007            50,000
                        Thereafter         16,667

                                       $  882,000

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


6.  STOCKHOLDERS' EQUITY

     In March 1984, the Company adopted an Employee Incentive Stock Option Plan (1984 Plan) for a 10-year term to grant options for the purchase of up to 475,000 shares of common stock. The 1984 Plan provides the Company may grant options to certain employees at the fair market value of the stock at the grant date. One-half of the option is exercisable 6 months after the grant date and one-half is exercisable 18 months after the grant date. Following is a summary of the activity in the 1984 Plan for the three years ended January 27, 2002:


                                                                  Per Share
                                                 Number         Exercise Price
                                                   of                   Weighted
                                                 Shares       Range      Average
      Balance, January 31, 1999                  77,000      $   .29    $   .29
        Exercised                               (77,000)         .29        .29

      Balance, January 30, 2000                      --      $    --    $    --
        Exercised                                    --           --         --

      Balance, January 28, 2001                      --      $    --    $    --
        Exercised                                    --           --         --

      Balance, January 27, 2002                      --      $    --    $    --

      Exercisable at January 30, 2000                --      $    --    $    --

      Exercisable at January 28, 2001                --      $    --    $    --

      Exercisable at January 27, 2002                --      $    --    $    --

    At January 27, 2002, there were no additional shares available for grant under the 1984 Plan.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


6.  STOCKHOLDERS' EQUITY (CONTINUED)

     On July 25, 1994, the Company adopted an Employee Incentive Stock Option Plan (1994 Plan) for a 10-year term to grant options for the purchase of up to 600,000 shares of common stock. The 1994 Plan provides the Company may grant options to certain employees at the fair market value at the grant date. The vesting period is at the sole discretion of the Board of Directors. Generally, 10% of the option can be exercised after one year, an additional 15% after the second year, and 25% in each of the next three years. Following is a summary of the activity in the 1994 Plan for the three years ended January 27, 2002:

                                                                  Per Share
                                                 Number         Exercise Price
                                                   of                      Weighted
                                                 Shares       Range         Average

     Balance, January 31, 1999                  480,703      $1.81 - 4.25  $   2.70
       Granted                                  210,950        .90 - 2.09      1.52
       Canceled                                (121,466)      1.50 - 4.06      2.84
       Exercised                                 (1,000)             2.19      2.19

     Balance, January 30, 2000                  569,187      $ .90 - 2.19  $   1.96
       Granted                                       --                --        --
       Canceled                                 (65,462)       .90 - 2.19      1.72

     Balance, January 28, 2001                  503,725      $1.50 - 2.19    $ 1.99
       Granted                                   71,750               .35       .35
       Canceled                                 (62,275)       .35 - 2.19      1.32

     Balance, January 27, 2002                  513,200      $ .35 - 2.19    $ 1.85

     Exercisable at January 30, 2000            318,712      $       2.19    $ 2.19

     Exercisable at January 28, 2001            392,637      $1.50 - 2.19    $ 2.08

     Exercisable at January 27, 2002            426,200      $1.50 - 2.19    $ 2.04

    At January 27, 2002, there were 43,363 additional shares available for grant under the 1994 Plan, and the weighted average remaining contractual life of outstanding options was 5.8 years.


                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)



6.  STOCKHOLDERS' EQUITY (CONTINUED)

    On January 1, 1997, the Company adopted an Employee Incentive Stock Option Plan (1997 Plan) for a 10-year term to grant options for the purchase of up to 700,000 shares of stock. The 1997 Plan provides the Company may grant options to certain employees at the fair market value at the grant date. The vesting period is at the sole discretion of the Board of Directors. Generally, 10% of the option can be exercised after one year, an additional 15% after the second year, and 25% in each of the next three years. Following is a summary of the activity in the 1997 Plan for the three years ended January 27, 2002:

                                                                  Per Share
                                                 Number         Exercise Price
                                                   of                      Weighted
                                                 Shares       Range         Average

    Balance, January 31, 1999                   231,750      $2.63 - 4.13  $   3.43
      Granted                                    60,000        .97 - 1.34      1.22
      Canceled                                  (83,000)      2.63 - 4.13      3.43

    Balance, January 30, 2000                   208,750      $ .97 - 2.19  $   1.91
      Granted                                   161,500        .66 - 1.31       .90
      Canceled                                  (48,500)       .66 - 2.19      1.76

    Balance, January 28, 2001                   321,750      $ .66 - 2.19  $   1.43
      Granted                                    85,000        .24 - 1.00       .61
      Canceled                                 (131,850)       .38 - 2.19      1.06

    Balance, January 27, 2002                   274,900      $ .24 - 2.19  $   1.35

    Exercisable at January 30, 2000              66,500      $       2.19  $   2.19

    Exercisable at January 28, 2001              80,500      $ .97 - 2.19  $   2.13

    Exercisable at January 27, 2002             114,700      $ .82 - 2.19  $   1.83

    At January 27, 2002, there were 424,600 additional shares available for grant under the 1997 Plan, and the weighted average remaining contractual life of outstanding options was 7.5 years.


                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


6.  STOCKHOLDERS' EQUITY (CONTINUED)

    The per share weighted average fair value of stock options granted under the 1994 and 1997 Plans during fiscal 2002, 2001, and 2000 was $.34, $.72, and $1.23, respectively, on the date of grant using the Black Scholes option-pricing model using the following weighted average assumptions:

                                           2002       2001       2000

          Expected dividend yield            0%         0%         0%
          Volatility factor              83.07%    107.28%    120.82%
          Risk free interest rate         4.66%      6.39%      5.85%
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

    The Company applies APB Opinion No. 25 in accounting for its stock options issued to employees, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost for the 1994 Plan and 1997 Plan based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's fiscal 2002, 2001, and 2000 pro forma net loss and pro forma net loss per common share would have been adjusted to the pro forma amounts indicated below:

                                            2002         2001          2000

    Net loss:  As reported            $ (2,911,895)  $ (639,526)  $ (369,097)
    Pro forma for SFAS No. 123          (3,044,839)    (804,671)    (512,873)

    Loss per share:  As reported             $(.35)  $     (.08)  $     (.05)
    Pro forma for SFAS No. 123                (.37)        (.10)        (.06)

    The above pro forma disclosure reflects only options granted during fiscal years 2002, 2001, and 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to February 1, 1999 is not considered.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)

 7. INCOME TAXES

    As of January 27, 2002, the Company has net operating loss carryforwards for federal and state income tax purposes. These result in net operating loss carryforwards that, if not used, expire as follows:

    Fiscal Year                      Operating Loss Carryforwards
      Ending        Federal      Kansas        Oklahoma       Missouri   Arkansas     Virginia
       2003       $1,193,000   $   11,000     $  401,000    $  139,000  $  151,000   $   84,000
       2004          434,000        8,000        163,000        60,000      30,000       48,000
       2005          134,000           --         52,000            --      14,000       18,000
       2006            6,000        4,500          2,000            --       5,000           --
       2007               --      470,000             --            --      80,000           --
       2008          180,000      811,000             --            --          --           --
       2009           45,000      330,000         60,000            --          --           --
       2010               --      125,000             --            --          --           --
       2011          114,000       47,000         51,000            --          --           --
       2012        1,524,000      758,000        518,000            --          --       72,000
       2013        1,706,000           --        598,000       103,000          --       13,000
       2014               --           --        152,000            --          --           --
       2015               --           --         75,000            --          --           --
       2016               --           --         30,000            --          --           --
       2017               --           --             --            --          --           --
       2019          567,000           --             --        49,000          --       13,000
       2020          233,000           --             --        19,000          --        2,000
       2021           88,000           --             --         7,000          --           --
       2022        1,407,000           --        421,000       110,000          --        4,000

                  $7,631,000   $2,564,500     $2,523,000    $  487,000  $  280,000   $  254,000

    The Company also has approximately $447,000 of certain general business credit carryforwards that, if not used, will expire in years through 2022.

    The total provision for income taxes varied from the federal statutory rate for the following reasons:

                                                2002       2001       2000

       Computed "expected" tax benefit         (34.0)%    (34.0)%    (34.0)%
       Increase in income taxes resulting from:
         Losses producing no financial
         statement tax benefit                  34.0%      34.0%      34.0%

                                                  --%        --%        --%

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


7.  INCOME TAXES (CONTINUED)

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 27, 2002 and January 28, 2001 are presented below:

                                                     2002           2001
      Deferred tax assets:
        Net operating loss carryforwards         $ 2,965,000    $ 2,806,000
        General business credits                     538,000        379,000
        Capital leases                               197,000         87,700
        Debt guarantee expense                       209,000        172,000
        Property and equipment                        79,000             --
        Other                                         55,000         16,900

            Total gross deferred tax assets        4,043,000      3,461,600
            Less valuation allowance              (4,043,000)    (3,289,500)

            Net deferred tax assets                       --        172,100

      Deferred tax liabilities:
        Property and equipment                            --       (172,100)

            Net deferred tax assets              $        --    $        --


8.  RESTAURANT CLOSINGS AND ASSET IMPAIRMENTS

    Fiscal 2002 - The Company closed its Wichita Falls, Texas, store, moved its Wichita, Kansas - West store to a new location, and made the decision to close its Springfield, Missouri, store effective March 2002. The two stores that were closed had recurring operating losses. Subsequent to year-end, the Company entered into sublease agreements for both closed stores. Store closure costs have been recorded as of January 27, 2002 for accrued estimated future lease costs of $105,427. This includes contractual lease obligations management estimates it will incur during the time prior to the sublessee agreements taking effect, and an accrual for the difference between the Company's contractual lease obligations and what they estimate to be receiving as rental income. The provision for restaurant closings also includes $459,173 of impairment losses from leasehold improvements and other equipment. Management believes these assets would have no significant fair value or use outside the two closed restaurants and the one restaurant moved to a new location. The Company incurred operating losses on the two closed stores of $151,529 in fiscal 2002 and operating income of $101,216 in fiscal 2001.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


8.  RESTAURANT CLOSINGS AND ASSET IMPAIRMENTS (CONTINUED)

    In connection with its decision to close the Springfield store, management reviewed the building for impairment. Management estimates the future cash flow will not be sufficient to recover the carrying value of the building. Therefore, the building was considered to be impaired and was written down to its estimated fair value. Fair value was estimated at $500,000, which is equivalent to the purchase price offered to the sublessee as dictated in the lease agreement.

    Also during 2002, management identified two stores that had incurred their second consecutive year of operating losses. Management estimates the future cash flow will not be sufficient to recover the carrying value of the long-lived assets related to each store. Therefore, the assets were considered to be impaired and were written down to their estimated fair values. The fair value of leasehold improvements and costs capitalized under capital leases was estimated at $-0-. Management estimated the fair value of restaurant equipment at 20% of its cost. This is based on historical experience with sales of similar equipment. The total amount of the non-cash write-off for impairment of all locations was $1,144,654.

                                      Provision for
                                       Restaurant       Asset
                                        Closings      Impairment

                          Store 1     $   404,794     $       --
                          Store 2          47,771             --
                          Store 3         112,035        336,148
                          Store 4              --        273,163
                          Store 5              --        535,343

                          Total       $   564,600     $1,144,654

    A number of management's judgments are inherent in the estimates of fair value of the assets, including time needed to find sublessees, future performance of leases, and other future events. Accordingly, actual results will vary from such estimates, and the variances could be material.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


8.  RESTAURANT CLOSINGS AND ASSET IMPAIRMENTS (CONTINUED)

    Fiscal 2001 - During the last quarter of fiscal 2001, management decided that the McAlester, Oklahoma store, which had generated operating losses for two years, would be closed during fiscal 2002. Management closed the store May 1, 2001, and certain costs related to the store closure were recorded as an "accrual for restaurant closings" in the accompanying consolidated balance sheet as of January 28, 2001. These closure costs included accrued lease costs of $35,850 to be incurred during the time management estimated it would need to find a sublessee for the facility after store closure, and a $212,045 impairment loss from leasehold improvements and other equipment management believed would have no fair value or use outside the restaurant. The Company incurred operating losses on this store of $68,194 and $46,017 in fiscal years 2001 and 2000, respectively.

    Fiscal 2000 - During fiscal 2000, the Company converted its last Cotton Patch Cafe restaurant to an Amarillo Grill. The Company incurred an operating loss of $60,000 in 2000 on the Cotton Patch Cafe prior to its closure. These costs are included in the results from operations in the statement of operations.


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


10. UNCERTAINTIES AND ESTIMATES RELATED TO LIQUIDITY

    At January 27, 2002, the Company had current liabilities in excess of current assets of $2,014,637 and a stockholders' deficit of $3,694,080. The Company reported a net loss of $2,911,895 and cash provided by operating activities of $205,123 for fiscal 2002. Also, as indicated in the statements of cash flows, over $400,000 of fiscal 2002 liquidity requirements were met through: (1) increase of operating accounts payable and accruals and (2) non-reciprocal contributions of paid-in capital from two major stockholders. There is no assurance that either of those two sources of cash will be available in the future. Further, as indicated in the statement of cash flows, cash provided by operating activities suffered a material decline during fiscal 2002.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


10. UNCERTAINTIES AND ESTIMATES RELATED TO LIQUIDITY (CONTINUED)

    Based on its analysis of operations and expected economic conditions relevant to the Company's operations, and in connection with its annual budgeting process, management estimates the Amarillo Grill restaurants will generate sufficient cash flow from operations to enable the Company to meet its financial obligations in fiscal 2003 as they come due. However, management estimated an increased cash flow in 2002 that did not materialize due to economic and operating conditions encountered during 2002. Accordingly, due to uncertainties inherent in the process of estimating future results from operations, it is reasonably possible that cash flow from operations will not be sufficient to enable the Company to meet its financial obligations during 2003. The effects on the Company's future financial statements, in the event it is unable to meet its current financial obligations, have not been determined.

    As explained in Note 4, the Company refinanced its note payable to bank, originally due in April 2002, to extend its term through April 2003. The Company's ability to refinance this note is dependent on obtaining certain stockholders' guarantees. There is no assurance the guarantors will continue their commitments on the debt beyond future maturity dates.


11. LITIGATION

    The Company is a party to various litigation arising in the normal course of conducting business in the litigious U.S. business environment. Management does not expect any material amounts of future loss as a result of such litigation.

                    AMARILLO MESQUITE GRILL, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)



12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                              Year Ended January 27, 2002
                                  First         Second          Third          Fourth
                                 Quarter        Quarter        Quarter        Quarter
    Net sales                 $ 5,025,645    $ 4,653,177    $ 4,634,634    $ 4,382,850

    Operating income (loss)       120,085       (221,979)      (595,215)    (1,384,459)

    Net loss                      (58,048)      (379,020)      (865,685)    (1,609,142)

    Net loss per share              (0.01)         (0.05)         (0.10)         (0.19)


                                               Year Ended January 28, 2001
                                  First         Second          Third          Fourth
                                 Quarter        Quarter        Quarter        Quarter

    Net sales                 $ 5,629,353    $ 5,127,450    $ 5,260,497    $ 4,791,304

    Operating income (loss)       288,808        109,230         80,570       (355,214)

    Net income (loss)             104,842        (81,834)      (114,431)      (548,103)

    Net income (loss) per share      0.01          (0.01)         (0.01)         (0.07)



                                  EXHIBIT 23





              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Amarillo Mesquite Grill, Inc:

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (nos. 33-95480 and 333-44227), of our report, dated March 21, 2002, relating to the financial statements of Amarillo Mesquite Grill, Inc., included in the annual report on Form 10-K, as of and for the year ended January 27, 2002.




                                       Allen, Gibbs & Houlik, L.C.


Wichita, Kansas
April 26, 2002