Form 10-Q
period 2002-04-28
AMARILLO MESQUITE GRILL INC
filed 2002-06-12
CIK 727089

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2002

                                       Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  x      No ___.

    As of April 28, 2002, 8,241,137 shares of common stock $.01 par value were outstanding.

                          AMARILLO MESQUITE GRILL, INC.
                   Notes to Consolidated Financial Statements
                                 (Unaudited)


(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
       10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended April 28, 2002 are not necessarily indicative of the results that may be expected for the year ended January 26, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual
       Report to Stockholders as filed on April 25, 2002.


(2)  Net Earnings Per Share
     The Company, as required under FASB Statement No. 128, Earnings Per
       Share, calculates and presents both a basic and diluted earnings per share in the financial statements. Earnings per common share is computed on the basis of the weighted-average number of common shares outstanding during each period presented. The Company has granted options to employees to purchase 1,303,100 shares of common stock at a weighted average exercise price of $1.85 per share. These options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the quarter. Also since the Company had a net loss available to common stockholders, inclusion of these options would be antidilutive to earnings per share.

Item 1. Financial Statements

                         Amarillo Mesquite Grill, Inc.
                                Balance Sheets
                                  (Unaudited)

                        ASSETS                    April 28, 2002    January 27, 2002
Current Assets:
          Cash                                     $   272,759       $   259,050
          Accounts Receivable                            6,354            20,381
          Note Receivable                               13,585            13,047
          Advances to affiliate                         21,583            13,364
          Inventories                                  175,000           150,867
          Prepaid expenses and other current assets     94,431           152,533
             Total current assets                      583,712           609,242
Property & Equipment:
          Buildings                                    682,829           682,829
          Leasehold improvements                     2,193,445         2,193,445
          Equipment & fixtures                       4,052,239         4,030,661
          Transportation Equipment                      18,999            18,999
          Property under capital leases                848,822           848,822
                                                     7,796,334         7,774,756
          Less: accumulated depreciation &
             amortization                           (3,465,883)       (3,279,540)
                Total property and equipment         4,330,451         4,495,216

Other Assets
          Cost in excess of net tangible assets
             of purchased business, net of
             amortization of $406,644                  540,367           540,367
          Deposits and other                            55,123            35,123
          Note Receivable                               10,398            14,448
                Total other assets                     605,888           589,938

                Total assets                       $ 5,520,051       $ 5,694,396

                        LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)

Current Liabilities:
          Notes payable                            $ 6,084,021       $   241,299
          Current portion of obligation under
            capital lease                               50,231            56,024
          Accounts Payable                           1,244,798         1,202,836
          Accrued payroll                              163,740           180,076
          Accrual for Gift Certificates                334,815           402,754
          Other Accrued liabilities                    413,200           449,003
          Accrual for Restaurant Closing                78,387            91,887
              Total current liabilities              8,369,192         2,623,879
LONG TERM LIABILITIES
          Long-term debt, less current portion            -            5,904,586
          Obligation under capital lease, less
            current portion                            854,537           860,011
                Total liabilities                    9,223,729         9,388,476

Stockholders' equity (deficit):
          Preferred stock, $.01 par value,
            authorized 10,000,000 shares, none issued
          Common stock, $.01 par value, authorized
            20,000,000 shares issued 8,301,137
            shares at April 28, 2002 and at
            January 27, 2002                            83,011            83,011
          Additional paid-in capital                 7,981,012         7,954,302
          Accumulated deficit                      (11,497,701)      (11,461,393)
          Treasury stock, 60,000 shares of common
            stock at cost                             (270,000)         (270,000)
              Total stockholders' equity (deficit)  (3,703,678)       (3,694,080)

          Total liabilities and stockholder's
            deficit                                $ 5,520,051       $ 5,694,396


                             Amarillo Mesquite Grill, Inc.
                               Statement of Operations
                                     (Unaudited)

                                               Thirteen Weeks     Thirteen Weeks
                                                 04/28/2002         04/29/2001
Sales                                          $  4,194,252       $  5,025,645

Costs and expenses
          Cost of goods sold                      1,499,770          1,783,214
          Operating expenses                      2,153,201          2,620,678
          Depreciation and amortization             186,343            236,543
          General and administrative                271,261            265,125

            Total costs and expenses              4,110,575          4,905,560

Operating income                                     83,677            120,085

Other income (expense)
          Interest expense                          (95,525)          (153,673)
          Non cash expense from issuance of stock
              options to related parties pursuant
              to debt guarantees                    (24,460)           (24,460)
            Total other expense                    (119,985)          (178,133)

Loss before income taxes                       $    (36,308)      $    (58,048)

Net loss per common share - basic
  and diluted                                  $      (0.00)      $      (0.01)

Average shares outstanding - basic and diluted    8,241,137          8,241,137


                             Amarillo Mesquite Grill, Inc
                               Statement of Cash Flows
                                    (Unaudited)

                                                      Thirteen Weeks Ended
                                                 April 28, 2002   April 29, 2001
Cash flows from operating activities
     Net earnings                                 $  (36,308)      $  (58,048)
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization               186,343          236,543
         Non cash expense from issuance of stock
           options to related parties pursuant to
           debt guarantees                            24,460           24,460
         Non cash compensation expense                 2,250              -
         Changes in assets and liabilities
           (Increase) decrease in accounts receivable  5,808           12,756
           (Increase) decrease in notes receivable     3,512              -
           (Increase) decrease in inventories        (24,133)          12,575
           (Increase) decrease in prepaid expenses
              and other assets                        38,102           53,259
           Increase  (decrease) in accounts payable   41,962         (166,858)
           Increase  (decrease) in accrued expenses (120,078)         (87,325)
           Increase  (decrease) in accrual for
             restaurant closings                     (13,500)             -
           Net cash provided by operating
             activities                              108,418           27,362

Cash flows from investing activities:
         Purchase of property and equipment          (21,578)         (14,292)
         Net cash used in investing activities       (21,578)         (14,292)

Cash flows from financing activities:
         Repayment of notes payable and
           note payable related party                    -            (13,007)
         Repayment of long-term borrowings
           and capital lease obligations             (73,131)         (11,267)
             Net cash used in financing activities   (73,131)         (24,274)


Increase in cash                                      13,709          (11,204)
Cash at beginning of period                          259,050          348,182

Cash at the end of period                         $  272,759       $  336,978

Supplemental disclosure of cash flow information:

         Cash paid for interest                   $   95,525       $  153,673
         Cash paid for income taxes                        0                0


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Three Months Ended April 28, 2002 Compared to Three Months Ended April 29,
2001.

For the three months ended April 28, 2002, sales decreased 16.5% to $4,194,252 as compared to $5,025,645 for the first quarter of the prior year. The sales decrease for the quarter ended April 28, 2002 was attributed to the closing of stores as compared to the same quarter last year. As of April 28, 2002 the Company operated twelve Amarillo Mesquite Grills as compared to fourteen restaurants at the same period last year.

Cost of sales, as a percentage of total sales, was 35.8% for the quarter ended April 28, 2002 as compared to 35.5% for the first quarter of the prior year. The costs of sales as a percentage of total sales was up due to the increase in the cost of produce. All other food costs were steady to down during the quarter ended April 28, 2002 as compared to the quarter ended April 29, 2001.

Operating expenses, as a percentage of total sales, were 51.3% and 52.1% for the 2002 and 2001 periods respectively. The decrease in operating expenses is due to lower labor costs for the quarter ended April 28, 2002 as compared to the quarter ended April 29, 2001.

General and Administrative expenses, as a percentage of sales, was 6.5% for the quarter ended April 28, 2002 as compared to 5.3% for the first quarter of the prior year. The increase in general and administrative expense, as a percentage of sales, is the result of the decrease in sales.

Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. The net investment in fixed assets decreased approximately $2,212,000 from the end of the first quarter last year to the end of the first quarter of the current year. Depreciation and amortization decreased due to the closing of stores as well as items becoming fully depreciated.

Interest expense was $95,525 for the quarter ended April 28, 2002 as compared to $153,673 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. The interest rate has decreased over the past few months as well as a reduction in the short term and long term debt. Consequently interest expense is lower this quarter as compared to the same quarter last year.

The Company incurred noncash expenses of $24,460 for the 2002 and 2001 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

Liquidity and Capital Resources

The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds from bank debt. On April 28, 2002 and January 27, 2002, the Company had an excess of current liabilities over current assets of $7,785,480 and $2,014,637 respectively. However, included as a current liability as of April 28, 2002 is a bank note payable in the amount of $5,904,586 which is due April 15, 2003. Cash flow from operations was $108,418 and $27,362 for 2002 and 2001 respectively. Management anticipates higher cash flow from operations in fiscal 2003 and that such higher operating cash flow will enable the Company to meet its financial obligations in fiscal 2003 as they come due.

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

Substantially all of the Company's revenues are derived from cash sales. The Company does not maintain significant receivables and inventories: therefore, working capital requirement for receivables and inventories are not significant.

The Company has renewed its long-term bank debt that provides for interest only payments through April 15, 2003. The Company intends to use its cash flow from operations in 2003 to pay in full a promissory note payable entered into for the purchase of equipment for its relocation restaurant in Wichita, Kansas, in the amount of $31,000 during the month of June, and to make a partial reduction in its $148,435 note payable to a bank. The Company expects to renew the balance of the note payable to the bank in June 2002. There is no assurance that this renewal will occur.

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

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. As of April 28, 2002, the Company has $540,637 recorded for goodwill that could potentially be affected by this statement. The Company is required to implement this standard with its fiscal year beginning on January 28, 2002, and is required to have its initial impairment test for goodwill completed by July 2002.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable

Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports of From 8-K

  10.1   Promissory Note Dated April 15, 2002 between the Company and
         Intrust Bank

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Amarillo Mesquite Grill, Inc.
                                              (Registrant)


Date:     May 31, 2002                /s/CHRIS F. HOTZE
                                      Chris F. Hotze - President

                                                                             Exhibit 10.1


                                         PROMISSORY NOTE
Principal     Loan Date    Maturity    Loan No    Call/Coll    Account    Officer    Initials
$5,904,586.21 04-15-2002   04/15/2003   35418     04AQ/27      R-186943    JL23

    References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item.
    Any item above containing ******* has been omitted due to text length limitations

Borrower:  Amarillo Mesquite Grill, Inc. (TIN: 48-0936946    Lender:  INTRUST Bank, N.A.
           P.O. Box 2817                                              105 N. Main
           Wichita, KS  67201-2817                                    P.O. Box One
                                                                      Wichita, KS  67202
                                                                      (316) 383-1111

Principal Amount:  $5,904,586.21    Initial Rate: 4.75%      Date of Note: April 15, 2002

PROMISE TO PAY. Amarillo Mesquite Grill, Inc. ("Borrower") promises to pay to INTRUST Ban, N.A. ("Lender") or order, in lawful money of the United State of America, the principal amount of Five Million Nine Hundred Four Thousand
Five Hundred Eighty-six & 21/100 Dollars ($5,904,586.21), together with interest on the unpaid principal balance from April 15, 2002, until paid in full.

PAYMENT: Borrower will pay this loan in one principal payment of $5,904,586.21 plus interest on April 15, 2003. This payment due on April 15,
2003, will be for all principal and all accrued interest not yet paid. In addition, Borrower will pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning May 15, 2002, with all subsequent interest payments to be due on the same day of each month after that. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges. The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay
Lender at Lender's address shown above or at such other place as Lender may designate in writing.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an independent index which is the Prime
Rate as published in the Wall Street Journal Southwestern Edition (the
"Index"). The index is not necessarily the lowest rate charged by Lender on its loans. If the Index becomes unavailable during the term of his loan, Lender may designate a substitute index after notice to Borrower. Lender will tell Borrower the current index rate upon Borrower's request. The interest rate change will not occur more often than each month on the first day of the month following the change of the index. Borrower understands that Lender may make loans based on other rates as well. The Index currently is 4.75% per annum. The Interest rate to be applied to the unpaid principal balance of the Note will be at a rate equal to the Index, rustling in an initial rate of 4.75% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

PREPAYMENT. Borrower agrees that all loan fees and other prepaid finance charges are earned fully as of the date of the loan and will not be subject to refund upon early payment (whether voluntary or as a result of default), except as otherwise required by law. Except for the foregoing, Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve
Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, early payments will reduce the principal balance due. Borrower agrees not to continue to make payments under the payment schedule. Rather, early payments will reduce the principal balance due.
Borrower agrees not to send Lender payments marked "paid in full", without recourse", or similar language. If Borrower sends such a payment, Lender may accept it without losing any of Lender's rights under this Note, and Borrower will remain obligated to pay any further amount owed to Lender. All written communications concerning disputed amounts, including any check or other payment instrument that indicates that the payment constitutes "payment in full" of the amount owed or that is tendered with other conditions or limitations or as full satisfaction of disputed amount must be mailed or delivered to: INTRUST Bank, N.A. Commercial Loans Dept., Attn.: Final Payment
Clerk, 105 N. Main Wichita, KS  67202.

LATE CHARGE. If a payment is 10 days or more late, Borrower will be charged
5.000% of the unpaid portion of the regularly schedule payment or $100.00, whichever is less.

INTERST AFTER DEFAULT. Upon default, including failure to pay upon final maturity, Lender, at its option, may, if permitted under applicable law, increase the variable interest rate on this Note to 2.000 percentage points over the Index. The interest rate will not exceed the maximum rate permitted by applicable law.

DEFAULT: Each of the following shall constitute an event of default ("Event of Default") under this Note:

Payment Default. Borrower fails to make any payment when due under this Note.

Other Defaults. Borrower fails to comply with or to perform any other term, obligation, covenant or condition contained in this Note or in any of the related documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Borrower.

Default in Favor of Third Parties. Borrower or any Grantor defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in flavor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the related documents.

False Statements. Any warranty, representation or statement made or furnished to Lender by Borrower or on Borrower's behalf under this Note or the related documents is false or misleading in any material respect, either now or at the time made or furnished or become false or misleading at any time thereafter.

Insolvency. The dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Borrower or by any governmental agency against any collateral securing the loan. This includes a garnishment of any of Borrower's accounts, including deposit accounts, with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Borrower as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and if Borrower give Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

Events Affecting Guarantor. Any of the preceding events occurs with respect to any Guarantor of any of the indebtedness or any Guarantor dies or become incompetent, or revokes or disputes the validity of, or liability under, any guaranty of the indebtedness evidenced by the Note.

Change in Ownership. Any change in ownership of twenty-five percent (25%) or more of the common stock of Borrower.

Adverse Change. A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of this Note is impaired.

Insecurity.  Lender in good faith believes itself insecure.

                                 PROMISSORY NOTE
Loan No: 35418                     (Continued)                       Page 2

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, and then Borrower will pay that amount.

EXPENSES. If Lender institutes any suit or action to enforce any of the terms of this Note, Lender shall be entitled to recover Lender's reasonable expenses that Lender incurs in realizing on the Collateral. Whether or not any court action is involved, all reasonable expenses Lender incurs that in Lender's opinion are necessary at any time for the protection of its interest or the enforcement of its rights shall become a part of the loan payable on demand and shall bear interest at the Note rate from the date of the expenditure until repaid. Expenses covered by this paragraph include, without limitation, Lender's legal expenses whether or not there is a lawsuit, including expenses for bankruptcy proceedings (including efforts to modify or vacate and automatic stay or injunction), and appeals, and any court costs and collection agency fees.

JURY WAIVER. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other.

GOVERNING LAW. This Note will be governed by, construed and enforced in accordance with federal law and the laws of the State of Kansas. This Note has been accepted by Lender in the State of Kansas.

DISHONORED ITEM FEE. Borrower will pay a fee to Lender of $10.00 if Borrower makes a payment on Borrower's loan and the check or preauthorized charge with which Borrower pays is later dishonored.

RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future.
However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Borrower authorizes
Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts, and. At
Lender's option, to administratively freeze all such accounts to allow Lender to protect Lender's charge and setoff rights provided in this paragraph.

COLLATERAL. Borrower acknowledges this Note is secured by Security Agreement dated 6/10/97 covering all tangible and intangible property of Amarillo
Mesquite Grill, Inc.: all equipment, utensils, small wares, furniture, inventory, accounts, contract rights, general intangibles, fixtures and machinery located at various locations listed on the attached Exhibit "A".

FINANCIAL STATEMENTS. Borrower covenants and agrees with Lender that Borrower will furnish to Lender, in a form satisfactory to Lender, such financial information and statements as Lender may request from time to time, including, without limitation, balance sheet and income statements on a periodic basis, tax returns, and listings of inventory, accounts or other assets. Borrower further covenants and agrees with Lender that all financial information and statements provided to Lender shall be prepared in accordance with generally accepted accounting principles, consistently applied, and shall be certified by Borrower as being true and correct. Borrower agrees to deliver financial information and statements requested by Lender no later that thirty (30) days after Lender's request for such information.

TERMS AND FEES IF REFINANCED. Borrower acknowledges that Lender is under no obligations to refinance this Note upon its maturity. Any refinance shall be at Lender's sole option and may include terms and conditions that differ materially from those contained in this Note. Upon refinance, Bank may impose such fees and charges as the Bank deems appropriate, including, without limitation, a refinance fee, and if this Note evidences a line of credit, an unused commitment fee.

PRIOR NOTE.  Refinance of Promissory Note # 186943-35418.

SUCCESSOR INTERESTS. The terms of this Note shall be binding upon Borrower, and upon Borrower's heirs, personal representatives, successors and assigns and shall inure to the benefit of Lender and its successors and assigns.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly state in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any of the action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made. The obligations under this Note are joint and several.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS
OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS.  BORROWER
AGREES TO THE TERMS OF THE NOTE.

BORROWER ACKNOWLEDGS RECEIPT OF A COMPLTED COPY FO THE PROMISSORY NOTE.

BORROWER:

AMARILLO MESQUITE GRILL, INC.


By:_____________________________________________________    By:_____________________________________________________
Chris F. Hotze, President of Amarillo Mesquite Grill, Inc.  Alan Bundy, Vice President of Amarillo Mesquite Grill, Inc.
