Form 10-Q
period 2002-07-28
AMARILLO MESQUITE GRILL INC
filed 2002-09-16
CIK 727089

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 28, 2002

                                   Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 0-12145

                        AMARILLO MESQUITE GRILL, INC.
            Exact mane of registrant as specified in its charter)

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

   As of July 28, 2002, 8,241,137 shares of common stock $.01 par value were outstanding.

                           AMARILLO MESQUITE GRILL, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Basis of Presentation
       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended
       July 28, 2002 are not necessarily indicative of the results that may be expected for the year ended January 26, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual Report to Stockholders as filed on April 25, 2002.

(2)  Going Concern Assumption
       The Company's financial statements have been prepared assuming the company will continue as a going concern. As indicated in Note 10 to the Company's most recent annual report, "uncertainties and Estimates Related to Liquidity," a substantial amount of the Company's liquidity requirements were previously met by increases in operating accounts payable, and there was no assurance that this source of liquidity would continue to be available. That Note goes on to indicate that in connection with its annual budgeting process, management estimated that the restaurants would generate sufficient cash flow from operations to enable the Company to meet its financial obligations during the subsequent year. As indicated in the accompanying statement of cash flows, for the twenty-six weeks ending July 28, 2002, the Company's cash flow from operations was negative despite the liquidity provided from another substantial increase in accounts payable. These factors, combined with the other, ongoing adverse factors as set forth in the accompanying and prior financial statements, raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)  Net Earnings Per Share
       The Company, as required under FASB Statement No. 128, Earnings Per Share, calculates and presents both a basic and diluted earnings per share in the financial statements. Earnings per common share is computed on the basis of the weighted-average number of common shares outstanding during each period presented. The Company has granted options to employees to purchase 1,231,000 shares of common stock at a weighted average exercise price of $1.86 per share. These options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the quarter. Also since the Company had a net loss available to common stockholders, inclusion of these options would be antidilutive to earnings per share.

(4)  Goodwill
       As of January 28, 2002, the company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets." Statement 142: (a) eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life, and (b) requires, at a minimum, annual impairment tests for goodwill and other intangible assets, through a comparison of the fair value of the assets to their carrying values. In the first quarter of fiscal 2003, the Company ceased amortization of goodwill. The first step of the transitional impairment test was completed during the second quarter of fiscal 2003, which required a comparison of the fair value of each reporting unit to its carrying value to determine whether there was an indication that an impairment may exist.

       A reporting unit was defined as an individual restaurant.   Fair values
       of the reporting units were estimated using a multiple of each unit's cash flow for the fiscal year ended January 27, 2002. Based on those valuations, the Company determined that two restaurants had estimated fair values below their carrying values, indicating an impairment of the goodwill associated with those units may exist. In addition, one restaurant associated with the acquisition of the goodwill has been closed, and goodwill allocated to that unit will be impaired. The total amount of goodwill related to these three units is approximately $385,000. The Company will be measuring the impairment loss required by the second step of the transitional impairment test during its quarter ended October 27, 2002.

The effect of adopting statement No. 142 on net income and earnings per share is as follows:


                                      Thirteen Weeks Ended       Twenty-Six
Weeks Ended
                                      07/28/02      07/29/01      07/28/02
07/29/01
Net loss, as reported                $ (712,108)  $ (379,020)     $ (748,416)  $
(437,068)
Add goodwill amortization                     -       18,205               -
36,410
Net loss, as adjusted                $ (712,108)  $ (360,815)     $ (748,416)  $
(400,658)

Net loss per common share -
  basic & diluted, as reported.      $    (0.09)  $    (0.05)     $    (0.09)  $
(0.05)
Goodwill amortization                         -         0.00               -
0.00
Net loss per common share -
  basic & diluted as reported        $    (0.09)  $    (0.05)     $    (0.09)  $
(0.05)

Item 1.  Financial Statements

                         Amarillo Mesquite Grill, Inc.
                                Balance Sheets
                                 (Unaudited)

                                   ASSETS

                                               July 28, 2002  January 27, 2002
Current Assets:
  Cash                                          $   260,882      $   259,050
  Accounts Receivable                           $     5,328      $    20,381
  Note Receivable                               $    10,001      $    13,047
  Advances to affiliate                         $    44,621      $    13,364
  Inventories                                   $   158,791      $   150,867
  Prepaid expenses and other current assets     $   272,402      $   152,533
    Total current assets                        $   752,025      $   609,242
Property & Equipment:
  Buildings                                     $   682,829      $   682,829
  Leasehold improvements                        $ 1,865,268      $ 2,193,445
  Equipment & fixtures                          $ 3,483,801      $ 4,030,661
  Transportation Equipment                      $    18,999      $    18,999
  Property under capital leases                 $   848,822      $   848,822

                                                $ 6,899,719      $ 7,774,756
  Less: accumulated depreciation & amort       ($ 3,118,940)    ($ 3,279,540)
    Total property and equipment                $ 3,780,779      $ 4,495,216

Other Assets:
  Cost in excess of net tangible assets
    of purchased business, net of
    amortization of $406,644                    $   540,367      $   540,367
  Deposits and other                            $    55,123      $    35,123
  Note Receivable                               $    10,398      $    14,448
    Total other assets                          $   605,888      $   589,938

    Total assets                                $ 5,138,692      $ 5,694,396

                   LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)

Current Liabilities:
  Notes payable                                 $ 6,138,167      $   241,299

  Current portion of obligation under
    capital lease                               $    50,231      $    56,024
  Accounts Payable                              $ 1,334,975      $ 1,202,836
  Accrued payroll                               $   165,507      $   180,076
  Accrual for Gift Certificates                 $   309,952      $   402,754
  Other Accrued liabilities                     $   394,262      $   449,003
  Accrual for Restaurant Closing                $   199,729      $    91,887
    Total current liabilities                   $ 8,592,823      $ 2,623,879

Long term liabilities:
  Long-term debt, less current portion          $    90,675      $ 5,904,586
  Obligation under capital lease, less
    current portion                             $   843,270      $   860,011
    Total Liabilities                           $ 9,526,768      $ 9,388,476

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, authorized
    10,000,000 shares, none issued
  Common stock, $.01 par value, authorized
    20,000,000 shares issued 8,301,137 shares
    at July 28, 2002 and at January 27, 2002    $    83,011      $    83,011
  Additional paid-in capital                    $ 8,008,722      $ 7,954,302
  Accumulated deficit                          ($12,209,809)    ($11,461,393)
  Treasury stock, 60,000 shares of common
    stock at cost                              ($   270,000)    ($   270,000)
    Total stockholders' equity (deficit)       ($ 4,388,076)    ($ 3,694,080)
    Total liabilities and stockholders'
      deficit                                   $ 5,138,692      $ 5,694,396



                          Amarillo Mesquite Grill, Inc.
                             Statement of Operations
                                   (Unaudited)

                                  Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                07/28/2002  07/29/2001  07/28/2002  07/29/2001
Sales                           $3,912,790  $4,653,177  $8,107,042  $9,678,822

Costs and expenses
  Cost of goods sold            $1,431,201  $1,763,362  $2,930,971  $3,546,576
  Operating expenses            $2,110,778  $2,540,970  $4,263,979  $5,161,648
  Depreciation and amortization $  157,136  $  238,857  $  343,479  $  475,400
  General and administrative    $  250,557  $  284,197  $  521,818  $  549,322
  Asset impairment              $  126,046  $        -  $  126,046  $        -
  Provision for restaurant
    closings                    $  422,016  $   47,770  $  422,016  $   47,770
                                $4,497,734  $4,875,156  $8,608,309  $9,780,716

Operating income                $ (584,844) $ (221,979) $ (501,267) $ (101,894

Other income (expense)
  Interest expense              $ (102,704) $ (132,581) $ (198,229) $ (286,254)
  Non cash expense from
    issuance of stock options
    to related parties
    pursuant to debt
    guarantees                  $  (24,460) $  (24,460) $  (48,920) $  (48,920)
      Total other expense       $ (127,164) $ (157,041) $ (247,149) $ (335,174)

Loss before income taxes        $ (712,108) $ (379,020) $ (748,416) $ (437,068)

Net loss per common share-
  basic & diluted               $    (0.09) $    (0.05) $    (0.09) $    (0.05)

Average shares outstanding-
  basic and diluted              8,241,137   8,241,137   8,241,137   8,241,137


                        Amarillo Mesquite Grill, Inc.
                           Statement of Cash Flows
                                (Unaudited)

                                                     Twenty-Six Weeks Ended
                                                 July 28, 2002   July 29, 2001
Cash flows from operating activities
  Net loss                                        $  (748,416)    $  (437,068)
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                 $   343,479     $   475,400
    Provision for restaurant closing              $   422,016     $         -
    Asset impairment                              $   126,046     $         -
    Non cash expense from issuance of stock
      options to related parties pursuant to
      debt guarantees                             $    48,920     $    48,920
    Non cash compensation expense                 $     5,500     $         -
    Changes in assets and liabilities
      (increase) decrease in accounts receivable  $    15,053     $     9,546
      (increase) decrease in notes receivable     $     7,096     $         -
      (increase) decrease in inventories          $    (7,924)    $    (2,737)
      (increase) decrease in prepaid expenses
        and other assets                          $  (139,869)    $  (164,389)
      Increase  (decrease) in accounts payable    $   132,139     $   340,124
      Increase  (decrease) in accrued expenses    $  (181,312)    $  (155,384)
    Advance to affiliate                          $   (31,257)    $   (19,832)
      Cash provided by operating activities       $    (8,529)    $    94,580

Cash flows from investing activities:
  Purchase of property and equipment              $   (50,062)    $  (248,006)
  Cash used in investing activities               $   (50,062)    $  (248,006)

Cash flows from financing activities:
  Proceeds from long-term debt                    $   200,000     $   187,165
  Repayment of notes payable and
    note payable related party                    $         -     $   (43,354)
  Repayment of long-term borrowings
    and capital lease obligations                 $  (139,577)    $   (22,534)
  Cash used in financing activities               $    60,423     $   121,277

Increase in cash                                  $     1,832     $   (32,149)
Cash at beginning of period                       $   259,050     $   348,182

Cash at the end of period                         $   260,882     $   316,033

Supplemental disclosure of cash flow
  information

  Cash paid for interest                          $   198,229     $   286,254
  Cash paid for income taxes                                0               0


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies
Management's discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. We believe that the following significant accounting policies involve a significant degree of subjectivity of complexity (see Note 2 of our consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 27, 2002 for a complete discussion of our significant accounting policies).

Impairment of Long-lived Assets:
Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. A two-year history of restaurant operating losses is used as a primary indicator of potential impairment. Recoverability of assets to be held and used is measured on a restaurant-by-restaurant basis through comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The assessment process for determining future cash flows and fair value requires the use of estimates and assumptions which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional impairment charges for these assets.

Results of Operations

Thirteen Weeks Ended July 28, 2002 Compared to Thirteen Weeks Ended
July 29, 2001.

For the thirteen weeks ended July 28, 2002, sales decreased 15.9% to $3,912,790 as compared to $4,653,177 for the second quarter of the prior year. As of July 28, 2002 the Company operated twelve Amarillo Mesquite Grills as compared to fourteen restaurants at the same period last year.

Cost of sales, as a percentage of total sales, was 36.6% for the thirteen weeks ended July 28, 2002 as compared to 37.9% for the second quarter of the prior year. The cost of sales as a percentage of total sales was down due to the lower cost of meat and groceries.

Operating expenses, as a percentage of total sales, were 54.0% and 54.6% for the 2002 and 2001 periods respectively. Operating expenses as a percentage of sales were down slightly as compared to the same quarter ended July 29, 2001.

General and Administrative expenses, as a percentage of sales, was 6.5% for the thirteen weeks ended July 28, 2002 as compared to 6.1% for the second quarter of the prior year. The increase in general and administrative expense, as a percentage of sales, is the result of the decrease in sales. The dollars spent were actually lower this period as compared to the same period last year.

Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. The investment in fixed assets decreased approximately $2,775,000 from the end of the second quarter last year to the end of the second quarter of the current year. Depreciation and amortization decreased due to the closing of stores as well as items becoming fully depreciated.

Interest expense was $102,704 for the quarter ended July 28, 2002 as compared to $132,581 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. The interest rate has decreased over the past few months as well as a reduction in the short term and long term debt. Consequently interest expense is lower this quarter as compared to the same quarter last year.

The Company incurred noncash expenses of $24,460 for the 2002 and 2001 periods respectively, relating to the issuance of stock options pursuant to debt guarantees.

During the quarter ended July 28, 2002 management decided to close three underperforming units. The first store to close was the unit in Muskogee, Oklahoma. Its last day of business was as of August 25, 2002. The Salina, Kansas and Rogers, Arkansas units will be closed during the month of September, 2002. With respect to these closures the Company has accrued $422,016 representing $127,042 in estimated future costs to be incurred prior to finding a Sublessee for the facilities and $294,974 in non-cash write-offs of certain leasehold improvements and equipment. These costs have been recorded as "provision for restaurant closings" on the income statement.
The Company incurred operating losses of $113,668 in these three units during the first two quarters of fiscal year 2003. A non-cash write-off of $126,046 was also recorded; representing the net book value of other equipment that management believes would have no fair value or use outside the restaurants. These costs were recorded on the income statement as "Asset impairment".

Twenty Six Weeks Ended July 28, 2002 Compared to Twenty Six Weeks Ended July 29, 2001.

For the twenty-six weeks ended July 28, 2002, sales decreased 16.2% to $8,107,042 as compared to sales of $9,678,822 for the first twenty-six weeks of the prior year. The Company operated twelve Amarillo Mesquite Grills as of July 28, 2002 as compared to fourteen in the same period last year.

Cost of sales, as a percentage of total sales, was 36.2% and 36.6% for the 2002 and 2001 periods respectively. The cost of sales as a percentage of total sales was down due to the lower cost of meat and groceries.

Operating expenses, as a percentage of total sales, were 52.6% and 53.3% for the 2002 and 2001 periods respectively. Operating expenses as a percentage of sales were down slightly as compared to the same twenty-six week period ended July 29, 2001.

General and Administrative expenses, as a percentage of total sales, was 6.4% for the twenty-six week period ended July 28, 2002 as compared to 5.7% for the first twenty six weeks of the prior year. The increase in general and administrative expense, as a percentage of sales, is the result of the decrease in sales. The dollars spent were actually lower this period as compared to the same period last year.

Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. Depreciation and amortization decreased due to the closing of stores as well as items becoming fully depreciated.

Interest expense was $198,229 for the twenty-six week period ended
July 28, 2002 as compared to $286,254 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. The interest rate has decreased over the past few months as well as a reduction in the short term and long term debt. Consequently interest expense is lower this quarter as compared to the same quarter last year.

Liquidity and Capital Resources

The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds from bank debt. On July 28, 2002 and January 27, 2002, the Company had an excess of current liabilities over current assets of $7,840,798, and $2,014,637 respectively. Included as a current liability as of July 28, 2002 is a bank note payable in the amount of $5,904,586 which is due April 15, 2003. Cash flow from operations was $(8,529) and $94,580 for 2002 and 2001 respectively. The Company's cash flow from operations has been substantially generated by increases in its accounts payable (see statement of cash flows). Particularly given the negative cash flow from operations for 2002, there may be periods during the remainder of the year when cash flow is insufficient and additional debt or equity investment may be necessary. There is no assurance that such additional debt or equity will be available to the Company. If additional debt or equity is not available, there is no assurance that the Company will be able to continue without restructuring its obligations, or selling operating assets. Management has financial as well as operational restructuring plans under consideration, and is evaluating its options. As reflected on the Company's balance sheet, and as further reflected by recent and expected future asset impairment provisions, the estimated fair value of the Company's assets is less than the Company's liabilities, and that value has been declining. Accordingly, there can be no assurance that the Company will be able to fully satisfy all its obligations, either through future operations or through a future financial restructuring, should that be deemed necessary.

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

The Company has renewed its bank debt that provides for interest only payments through April 15, 2003. In this quarter the Company paid in full the promissory note payable entered into for the purchase of equipment for its relocation of the West restaurant location in Wichita, Kansas, in the amount of $31,000. The Company took out a new note in the amount of $200,000 on June 27, 2002 with a variable interest rate of Prime Rate as published in the Wall Street Journal, currently at 4.75% with a maturity date of June 27, 2004.
This new note is guaranteed by two of the directors. The Company also renewed the current note of $124,257 on June 18, 2002 with a variable interest rate of 4.75%. The Company intends to use its cash flow from operations in 2003 to make a partial reduction in its $324,257 notes payable to a bank.

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

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable

Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports of Form 8-K
         10.1 Promissory Note Dated June 27, 2002 between the Company and Intrust Bank.

Item 6.
Exhibit 10.1

                                               PROMISSORY NOTE
Principal       Loan Date    Maturity    Loan No    Call/Coll      Account
Officer     Initials
$200,000.00     06/27/2002   06/27/2004  39742      04AQ/27        R-186943
JL23

References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item.
Any item above containing ******* has been omitted due to text length limitations

Borrower:       Amarillo Mesquite Grill, Inc. (TIN: 48-0936946)         Lender:
INTRUST Bank, N.A.
                P.O. Box 2817
105 N. Main
		Wichita, KS  67201-2817						P.O. Box One
										Wichita, KS  67202

(316)  383-1111

Principal Amount:  $200,000.00          Initial Rate: 4.750%
Date of Note: June
27, 2002



PROMISE TO PAY. Amarillo Mesquite Grill, Inc. ("Borrower") promises to pay to INTRUST Bank, N.A. ("Lender") or order, in lawful money of the United States of America, the principal amount of Two Hundred Thousand & 00/100 Dollars ($200,000.00), together with interest on the unpaid principal balance from June 27, 2002, until paid in full.

PAYMENT: Subject to any payment changes resulting from changes in the Index, Borrower will pay this loan in 23 regular payments of $9,000.00 each and one irregular last payment estimated at $2,923.59. Borrower's first payment is due July 27, 2002, and all subsequent payments are due on the same day of each month after that. Borrower's final payment will be due on June 27, 2004, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges. The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the Wall Street Journal Southwestern Edition
(the "Index"). The index is not necessarily the lowest rate charged by Lender on its loans. If the Index becomes unavailable during the term of his loan, Lender may designate a substitute index after notice to Borrower. Lender will tell Borrower the current index rate upon Borrower's request. The interest rate change will not occur more often than each month on the first day of the month following the change of the index. Borrower understands that Lender may make loans based on other rates as well. The Index currently is 4.75% per annum. The Interest rate to be applied to the unpaid principal balance of the Note will be at a rate equal to the Index, resulting in an initial rate of 4.75% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.
Whenever increases occur in the interest rate, Lender, at its option, may do one or more of the following: (A) Increase Borrower's payments to ensure Borrower's loan will pay off by its original final maturity date, (B) Increase Borrower's payments to cover accruing interest, (C) Increase the number of Borrower's payments, and (D) continue Borrower's payments at the same amount and increase Borrower's final payment.

PREPAYMENT. Borrower agrees that all loan fees and other prepaid finance charges are earned fully as of the date of the loan and will not be subject to refund upon early payment (whether voluntary or as a result of default), except as otherwise required by law. Except for the foregoing, Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, early payments will reduce the principal balance due. Borrower agrees not to continue to make payments under the payment schedule. Rather, early payments will reduce the principal balance due. Borrower agrees not to send Lender payments marked "paid in full", "without recourse", or similar language. If Borrower sends such a payment, Lender may accept it without losing any of Lender's rights under this Note, and Borrower will remain obligated to pay any further amount owed to Lender.
All written communications concerning disputed amounts, including any check or other payment instrument that indicates that the payment constitutes "payment in full" of the amount owed or that is tendered with other conditions or limitations or as full satisfaction of disputed amount must be mailed or delivered to: INTRUST Bank, N.A. Commercial Loans Dept., Attn.: Final Payment Clerk, 105 N. Main Wichita, KS 67202.

LATE CHARGE. If a payment is 10 days or more late, Borrower will be charged 5.000% of the unpaid portion of the regularly schedule payment or $100.00, whichever is less.

INTEREST AFTER DEFAULT. Upon default, including failure to pay upon final maturity, Lender, at its option, may, if permitted under applicable law, increase the variable interest rate on this Note to 2.000 percentage points over the Index. The interest rate will not exceed the maximum rate permitted by applicable law.

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

Loan No: 39742                (Continued)                            Page 2

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

RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts, and, at Lender's option, to administratively freeze all such accounts to allow
Lender to protect Lender's charge and setoff rights provided in this paragraph.

COLLATERAL. Borrower acknowledges this Note is secured by Security Agreement dated 6/10/97 covering all tangible and intangible property of Amarillo Mesquite Grill, Inc.: all equipment, utensils, small wares, furniture, inventory, accounts, contract rights, general intangibles, fixtures and machinery located at various locations listed on the attached Exhibit "A".

FINANCIAL STATEMENTS. Borrower covenants and agrees with Lender that Borrower will furnish to Lender, in a form satisfactory to Lender, such financial information and statements as Lender may request from time to time, including, without limitation, balance sheet and income statements on a periodic basis, tax returns, and listings of inventory, accounts or other assets. Borrower further covenants and agrees with Lender that all financial information and statements provided to Lender shall be prepared in accordance with generally accepted accounting principles, consistently applied, and shall be certified by Borrower as being true and correct. Borrower agrees to deliver financial information and statements requested by Lender no later than thirty (30) days after Lender's request for such information.

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

BORROWER ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE PROMISSORY NOTE.

BORROWER:

AMARILLO MESQUITE GRILL, INC.

By: ___________________________________________        By:
_______________________________________________
    Chris F. Hotze,                                         Alan Bundy,
    President of Amarillo Mesquite Grill, Inc.              Vice President of
Amarillo Mesquite
Grill, Inc.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Amarillo Mesquite Grill, Inc.
                                                (Registrant)


Date: September 16, 2002                /s/CHRIS F. HOTZE
                                        Chris F. Hotze - President

                              CERTIFICATIONS

I, Chris F. Hotze, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Amarillo Mesquite Grill, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002                              /s/ Chris F. Hotze
                                                     (Signature)
                                                      President


I, Alan L. Bundy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Amarillo Mesquite Grill, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 16, 2002                             /s/ Alan L. Bundy
                                                     (Signature)
                                                      Executive Vice President