Form 10-Q
period 2002-10-27
AMARILLO MESQUITE GRILL INC
filed 2002-12-11
CIK 727089

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2002

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

As of October 27, 2002, 8,241,137 shares of common stock $.01 par value were outstanding.

Item 1. Financial Statements

                         Amarillo Mesquite Grill, Inc.
                                Balance Sheets
                                 (Unaudited)
                                   ASSETS
                                          October 27, 2002  January 27, 2002
Current Assets:
  Cash                                       $    181,767      $    259,050
  Accounts Receivable                        $      4,063      $     20,381
  Note Receivable                            $     16,741      $     13,047
  Advances to affiliate                      $     26,975      $     13,364
  Inventories                                $    118,496      $    150,867
  Prepaid expenses and other current assets  $    201,916      $    152,533
     Total current assets                    $    549,958      $    609,242
Property & Equipment:
  Buildings                                  $    682,829      $    682,829
  Leasehold improvements                     $  1,874,618      $  2,193,445
  Equipment & fixtures                       $  3,501,735      $  4,030,661
  Transportation Equipment                   $          -      $     18,999
  Property under capital leases              $    848,822      $    848,822
                                             $  6,908,004      $  7,774,756
  Less: accumulated depreciation & amort     $ (3,239,457)     $ (3,279,540)
     Total property and equipment            $  3,668,547      $  4,495,216
Other Assets:
  Cost in excess of net tangible assets
    of purchased business, net of
    amortization of $406,644                 $    540,367      $    540,367
  Deposits and other                         $     53,735      $     35,123
  Note Receivable                            $          -      $     14,448
     Total other assets                      $    594,102      $    589,938

     Total assets                            $  4,812,607      $  5,694,396

                   LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities:
  Notes payable                              $  6,187,481      $    241,299

  Current portion of obligation under
    capital lease                            $     50,231      $     56,024
  Accounts Payable                           $  1,223,000      $  1,202,836
  Accrued payroll                            $    124,648      $    180,076
  Accrual for Gift Certificates              $    278,414      $    402,754
  Other Accrued liabilities                  $    406,125      $    449,003
  Accrual for Restaurant Closing             $    183,489      $     91,887
     Total current liabilities               $  8,453,388      $  2,623,879
Long term liabilities:
  Long-term debt, less current portion       $          -      $  5,904,586
  Obligation under capital lease, less
    current portion                          $    835,205      $    860,011
     Total Liabilities                       $  9,288,593      $  9,388,476
Stockholders' equity (deficit):
  Preferred stock, $.01 par value,
    authorized 10,000,000 shares, none
    issued
  Common stock, $.01 par value, authorized
    20,000,000 shares issued 8,301,137
    shares at July 28, 2002 and at
    January 27, 2002                         $     83,011      $     83,011
  Additional paid- in capital                $  8,086,432      $  7,954,302
  Accumulated deficit                        $(12,375,429)     $(11,461,393)
  Treasury stock, 60,000 shares of common
    stock at cost                            $   (270,000)     $   (270,000)
     Total stockholders' equity (deficit)    $ (4,475,986)     $ (3,694,080)
     Total liabilities and stockholders'
       deficit                               $  4,812,607      $  5,694,396



                        Amarillo Mesquite Grill, Inc.
                           Statement of Operations
                                 (Unaudited)
                             Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                            10/27/2002   10/28/2001   10/27/2002   10/28/2001
Sales                       $3,314,013   $4,634,634   $11,421,055  $14,313,456

Costs and expenses
  Cost of goods sold        $1,223,142   $1,800,080   $ 4,154,113  $ 5,346,656
  Operating expenses        $1,825,711   $2,559,604   $ 6,089,690  $ 7,721,252
  Depreciation and
    amortization            $  103,216   $  231,993   $   446,695  $   707,393
  General and administrative$  210,315   $  267,478   $   732,133  $   816,800
  Asset impairment          $        -   $        -   $   126,046  $         -
  Provision for restaurant
    closings                $        -   $  370,694   $   422,016  $   418,464
                            $3,362,384   $5,229,849   $11,970,694  $15,010,565

Operating income            $  (48,371)  $ (595,215)  $  (549,638) $  (697,109)

Other income (expense)
  Interest expense          $  (92,789)  $ (124,745)  $  (291,018) $  (410,999)
  Non cash expense from
    issuance of stock
    options to related
    parties pursuant to
    debt guarantees         $  (24,460)  $  (24,460)  $   (73,380) $   (73,380)
  Loss on disposal of
    property and equipment  $        -   $ (121,265)  $         -  $  (121,265)
     Total other expense    $ (117,249)  $ (270,470)  $  (364,398) $  (605,644)

Loss before income taxes    $ (165,620)  $ (865,685)  $  (914,036) $(1,302,753)

Net loss per common share-
  basic & diluted           $    (0.02)  $    (0.10)  $     (0.11) $     (0.16)

Average shares outstanding-
  basic and diluted          8,241,137    8,241,137     8,241,137    8,241,137


                         Amarillo Mesquite Grill, Inc
                            Statement of Cash Flows
                                  (Unaudited)
                                              Thirty Nine Weeks Ending
                                         October 27, 2002   October 28, 2001
Cash flows from operating activities
  Net loss                                  $ (914,036)        $(1,302,753)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
  Depreciation and amortization             $  446,695         $   707,393
  Asset impairment                          $  126,046         $         -
  Non cash expense from issuance of stock
    options to related parties pursuant
    to debt guarantees                      $   73,380         $    73,380
  Non cash compensation expense             $    8,750         $         -
  Non cash provision for restaurant
    closings                                $  422,016         $   418,464
  Loss on sale of equipment                 $        -         $   121,265
  Changes in assets and liabilities
    (increase) decrease in accounts
      receivable                            $   16,318         $    10,642
    (increase) decrease in notes
      receivable                            $   10,754         $         -
    (increase) decrease in inventories      $   32,371         $    15,007
    (Increase) decrease in prepaid
      expenses and other assets             $  (67,995)        $   (67,462)
    Advances to affiliate                   $  (13,611)        $     8,692
    Increase (decrease) in accounts payable $   20,164         $   385,045
    Increase (decrease) in accrued expenses $ (257,090)        $  (196,679)

      Cash (used in) provided by operating
        activities                          $  (96,238)        $   172,994

Cash flows from investing activities:
  Purchase of property and equipment        $  (42,042)        $  (266,475)
  Proceeds from sale of equipment           $        -         $     8,650
      Cash used in investing activities     $  (42,042)        $  (257,825)

Cash flows from financing activities:
  Proceeds from long term debt              $  200,000         $         -
  Repayment of notes payable and
    note payable related party              $        -         $  (104,618)
  Repayment of long-term borrowings
    and capital lease obligations           $ (189,003)        $   (33,802)
  Proceeds from additional capital
    contributions-related party             $   50,000         $   200,000
      Cash provided by financing activities $   60,997         $    61,580


Increase (decrease) in cash                 $  (77,283)        $   (23,251)
Cash at beginning of period                 $  259,050         $   348,182

Cash at the end of period                   $  181,767         $   324,931

Supplemental schedule of non-cash
  investing and financing activities:
    Sale of assets in exchange of a note
      receivable                            $        -         $    30,000
    Asset purchase financed with a note
      payable                               $        -         $   187,165

Supplemental disclosure of cash flow
  information
    Cash paid for interest                  $  291,018         $   410,999
    Cash paid for income taxes                       0                   0


                         AMARILLO MESQUITE GRILL, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended October 27, 2002 are not necessarily indicative of the results that may be expected for the year ended January 26, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-K and Annual
Report to Stockholders as filed on April 25, 2002.

(2)  Going Concern Assumption
The Company's financial statements have been prepared assuming the company will continue as a going concern. As indicated in Note 10 to the company's most recent annual report, "Uncertainties and Estimates
Related to Liquidity," a substantial amount of the Company's liquidity requirements were previously met by increases in operating accounts payable, and there was no assurance that this source of liquidity would continue to be available. That Note goes on to indicate that in connection with its annual budgeting process, management estimated that the restaurants would generate sufficient cash flow from operations to enable the Company to meet its financial obligations during the subsequent year. As indicated in the accompanying statement of cash flows, for the thirty-nine weeks ending October 27, 2002, the Company's cash flow from operations was negative despite the liquidity provided from additional capital contributions by related parties. These factors, combined with the other, ongoing adverse factors as set forth in the accompanying and prior financial statements, raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)  Net Earnings Per Share
The Company, as required under FASB Statement no. 128, Earnings Per
Share, calculates and presents both a basic and diluted earnings per share in the financial statements. Earnings per common share is computed on the basis of the weighted-average number of common shares outstanding during each period presented. The Company has granted options to employees to purchase 1,196,300 shares of common stock at a weighted average exercise price of $1.91 per share. These options were not included in the computation of diluted earnings per share because the exercise price of those options exceeded the average market price of the common shares during the quarter. Also since the Company had a net loss available to common stockholders, inclusion of these options would be antidilutive to earnings per share.

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

A reporting unit was defined as an individual restaurant. Fair values of the reporting units were estimated using a multiple of each unit's cash flow for the fiscal year ended January 27, 2002. Based on those valuations, the Company determined that two restaurants had estimated fair values below their carrying values, indicating an impairment of the goodwill associated with those units may exist. In addition, one restaurant associated with the acquisition of the goodwill has been closed, and goodwill allocated to that unit will be impaired. The total amount of goodwill related to these three units is approximately $385,000. The Company will be measuring the impairment loss required by the second step of the transitional impairment test during its fourth quarter ended January 26, 2003. Any adjustments will be made during that quarter.

The effect of adopting statement No. 142 on net income and earnings per share is as follows:

                               Thirteen Weeks Ended   Thirty-nine Weeks Ended
                               10/27/02    10/28/01    10/27/02    10/28/01
Net loss, as reported          $(165,620)  $(865,685)  $(914,036)  $(1,302,753)
Add goodwill amortization              -      18,205           -        54,615
Net loss, as adjusted          $(165,620)  $(847,480)  $(914,036)  $(1,248,138)

Net loss per common share-
  basic & diluted, as reported $   (0.02)  $   (0.10)  $   (0.11)  $     (0.16)
Goodwill amortization                  -        0.00           -          0.01
Net loss per common share-
  basic & diluted as reported  $   (0.02)  $   (0.10)  $   (0.11)  $     (0.15)


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

Impairment of Long-lived Assets:
Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. A two-year history of restaurant operating losses is used as a primary indicator of potential impairment. Recoverability of assets to be held and used is measured on a restaurant-by-restaurant basis through comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The assessment process for determining future cash flows and fair value requires the use of estimates and assumptions which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional impairment charges for these assets. Historically, the Company has had restaurants reach the two-year operating loss indicator in the fourth quarter of their fiscal year. Management anticipates this may occur again in fiscal 2003, with additional non-cash write-offs being recognized in the quarter ending January 26, 2003.

Results of Operations

Thirteen Weeks Ended October 27, 2002 Compared to Thirteen Weeks Ended October 28, 2001.

For the thirteen weeks ended October 27, 2002, sales decreased 28.5% to $3,314,013 as compared to $4,634,634 for the third quarter of the prior year. As of October 27, 2002 the Company operated nine Amarillo Mesquite Grills as compared to thirteen restaurants at the same period last year.

Cost of sales, as a percentage of total sales, was 36.9% for the thirteen weeks ended October 27, 2002 as compared to 38.8% for the third quarter of the prior year. The cost of sales as a percentage of total sales was down due to the lower cost of meat and groceries.

Operating expenses, as a percentage of total sales, were 55.1% and 55.2% for the 2002 and 2001 periods respectively. Operating expenses as a percentage of sales were down slightly as compared to the same quarter ended October 28, 2001.

General and Administrative expenses, as a percentage of sales, was 6.3% for the thirteen weeks ended October 27, 2002 as compared to 5.8% for the third quarter of the prior year. The increase in general and administrative expense, as a percentage of sales, is the result of the decrease in sales. The dollars spent were actually lower this period as compared to the same period last year.

Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. The investment in fixed assets decreased approximately $2,350,000 from the end of the third quarter last year to the end of the third quarter of the current year. Depreciation and amortization decreased due to the closing of stores as well as items becoming fully depreciated.

Interest expense was $92,789 for the quarter ended October 27, 2002 as compared to $124,745 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. The interest rate has decreased over the past few months as well as a reduction in the short term and long term debt. Consequently interest expense is lower this quarter as compared to the same quarter last year.

The Company incurred noncash expenses of $24,460 for both 2002 and 2001 periods, relating to the issuance of stock options pursuant to debt guarantees.


Thirty-nine Weeks Ended October 27, 2002 Compared to Thirty-nine Weeks Ended October 28, 2001.

For the thirty-nine weeks ended October 27, 2002, sales decreased 20.2% to $11,421,055 as compared to sales of $14,313,456 for the first thirty-nine weeks of the prior year. The Company operated nine Amarillo Mesquite Grills as of October 27, 2002 as compared to thirteen in the same period last year.

Cost of sales, as a percentage of total sales, was 36.4% and 37.4% for the 2002 and 2001 periods respectively. The cost of sales as a percentage of total sales was down due to the lower cost of meat and groceries.

Operating expenses, as a percentage of total sales, were 53.3% and 53.9% for the 2002 and 2001 periods respectively. Operating expenses as a percentage of sales were down slightly as compared to the same thirty-nine week period ended October 28, 2001.

General and Administrative expenses, as a percentage of total sales, was 6.4% for the thirty-nine week period ended October 27, 2002 as compared to 5.7% for the first thirty-nine weeks of the prior year. The increase in general and administrative expense, as a percentage of sales, is the result of the decrease in sales. The dollars spent were actually lower this period as compared to the same period last year.

Depreciation and amortization is directly related to the acquisition and disposition of fixed assets. Depreciation and amortization decreased due to the closing of stores as well as items becoming fully depreciated.

Interest expense was $291,018 for the thirty-nine week period ended October 27, 2002 as compared to $410,999 for the same period a year ago. Interest expense is a function of the interest rate and the amount of debt. The interest rate has decreased over the past few months; consequently interest expense is lower this quarter as compared to the same quarter last year.

The provision for restaurant closings and asset impairment expenses included the effects of closing three underperforming units for the period in 2002 compared to one during the same time period for 2001. These expenses include the non-cash write-off of certain leasehold improvements and equipment, as well as estimates accrued for future costs to be incurred prior to finding sublessees for the facilities.

Liquidity and Capital Resources

The Company's primary sources of funding to finance its business have been its cash flow from operations, and proceeds from bank debt. On October 27, 2002 and January 27, 2002, the Company had an excess of current liabilities over current assets of $7,903,430, and $2,014,637 respectively. Included as a current liability as of October 27, 2002 is a bank note payable in the amount of $5,904,586 which is due April 15, 2003. Cash flow from operations was $(96,238) and $172,994 for 2002 and 2001 respectively. Particularly given the negative cash flow from operations for 2002, there may be periods during the remainder of the year when cash flow is insufficient and additional debt or equity investment may be necessary. On October 11, 2002, two majority stockholders of the Company contributed an aggregate amount of $50,000 to the Company. This contribution was recorded as additional paid-in capital on the company's balance sheet and no additional shares of stock were issued. There is no assurance that additional contributions will be made by these individuals in the future. There is no assurance that such additional debt or equity will be available to the Company. If additional debt or equity is not available, there is no assurance that the Company will be able to continue without restructuring its obligations, or selling operating assets. Management has financial as well as operational restructuring plans under consideration, and is evaluating its options. As reflected on the Company's balance sheet, and as further reflected by recent and expected future asset impairment provisions, the estimated fair value of the Company's assets is less than the Company's liabilities, and that value has been declining. Accordingly, there can be no assurance that the Company will be able to fully satisfy all its obligations, either through future operations or through a future financial restructuring, should that be deemed necessary.

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

Pronouncements Issued, Not Yet Adopted

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred and measured at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact this Statement may have on the Company's results of operations or financial position.

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


Item 4.       Controls and Procedures

Within ninety days prior to the filing of this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the President, Executive Vice President, and financial officers. Based on this evaluation, our management, including the above listed officers, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable

Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports of Form 8-K
         Not Applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Amarillo Mesquite Grill, Inc.
                                                  (Registrant)


Date: December 9, 2002                     /s/CHRIS F. HOTZE
                                           Chris F. Hotze - President

                                 CERTIFICATIONS

I, Chris F. Hotze, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Amarillo Mesquite Grill, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15D-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluations Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date.

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002                            /s/ Chris F. Hotze
                                                  (Signature)
                                                  President



I, Alan L. Bundy, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Amarillo Mesquite Grill, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15D-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluations Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date.

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002                          /s/ Alan L. Bundy
                                                (Signature)
                                                Executive Vice President